Form 10-Q
period 2008-09-30
Cellteck Inc.
filed 2008-11-19
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53246

CELLTECK, INC.

(Exact name of small business as specified in its charter)

Nevada	98-0550353
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

417 Exeter Road, London, ON Canada N6E 2Z3

(Address of principal executive offices)

(519) 963-0668

(Issuer's telephone number, including area code)

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐  Non-accelerated filer (Do not check if a smaller reporting company) ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of November 17, 2008.

CELLTECK, INC. TABLE OF CONTENTS

Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CELLTECK, INC.

 BALANCE SHEETS - unaudited

September 30, 2008 and December 31, 2007

	Sept 30,	Dec 31,
	2008	2007

ASSETS
CURRENT ASSETS

Cash	$344	$544
Inventory - for resale	10,085	10,552

Total Current Assets	$10,429	$11,096

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$388	$1,364
Accounts payable - related parties	203,228	191,967

Total Current Liabilities	203,616	193,331

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value - none out	-	-
Common stock
300,000,000 shares authorized at $.0001 par value
61,633,891 shares issued and outstanding	6,163	6,163
Capital in excess of par value – deficiency	463	463
Accumulated deficit	(199,813)	188,861)

Total Stockholders’ Deficiency	(193,187)	(182,235)
	$10,429	$11,096

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF OPERATIONS -unaudited

For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months		Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2008	2007	2008	2007

SALES	$4,135	$818	$9,840	$5,111

COST OF SALES	215	876	467	1,065

Gross profit	3,920	(58)	9,373	4,046

EXPENSES

Administrative	7,448	7,894	20,325	18,423

NET LOSS	$(3,528)	$(7,952)	$(10,952)	$(14,377)

NET LOSS PER COMMON
SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING
SHARES - stated in 1,000's

Basic	61,634	61,634	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF CASH FLOWS - unaudited

For the Nine Months Ended September 30, 2008 and 2007

	Sept 30,	Sept 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(10,952)	$(14,377)

Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivable	-	(298)
Changes in inventory	467	1,112
Changes in accounts payable	(976)	(313)

Net Changes in Cash from Operations	(11,461)	(13,876)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	11,261	12,847

Net Increase (Decrease) in Cash	(200)	(1,029)

Cash at Beginning of Period	544	1,523

Cash at End of Period	$344	$494

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

1.  ORGANIZATION

Cellteck, Inc. (formerly Safe Cell Tab, Inc.) (the "Company") was organized to serve as a vehicle for the re-organization and spin-off of the Safe Cell Tab, Inc. business and exist as its successor in interest. The Company was incorporated on May 9, 1996 under in the Province of British Columbia, Canada with authorized 10,000 common shares with a par value of $1.00. As a result of the reorganization the Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares common stock and 100,000,000 shares preferred stock with a par value of $.0001.  The Company made several name changes resulting in its present name.

On August 22, 2003 (as amended), the Company was acquired by Claremont Technologies Corp as a wholly owned subsidiary.

On August 21, 2008 the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,891 common shares.  The post split outstanding shares have been shown from inception.

The Company is in the business of   pursuing the marketing and sales of the “Safe Cell Tab”.  The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful effects of electronic radiation which is emitted from these and other electronic devices.

This report includes the financial statements of the Company only and has not been consolidated with its former parent.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2008 the Company had a net operating loss carry forward of   $199,813. The use of the income tax benefit from the loss carry forward may not be available for carry forward   because the parent Company has filed consolidated tax returns.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory is stated at the lower of cost or market using the first in first out method.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gains or losses  are recognized from the translations.  US dollars are considered to be the functional currency.

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”), as amended by SAB No. 101A and SAB No. 101B. SAB No. 101 requires that four basic criteria must be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected. The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

Revenues are exclusive for the sales of our products, we do not sell services. Revenue is recognized at the time of shipping determined as F.O.B our loading dock. Products prices are fixed and are determined at the time of shipping, inclusive of all volume or other available discounts. Returns policy includes accounting for returns drawn from a return pool that is adjusted quarterly as required under the GAAP estimated return criteria. Historically, the return of products has been non-material.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2008

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company entered into a working capital arrangement with a related party, whereby we will have at our disposal a $150,000 line of credit for ongoing operational and general company expenses. We believe this operating line of credit will be sufficient to meet our financial needs for our first 12 month period.

4.  GOING CONCERN

The Company does not have the necessary working capital to  service its debt and for its  planned activity, which  raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers, if needed, and equity funding which will provide sufficient working capital necessary to conduct operations for the coming year. (see note 5)

5.  SUBSEQUENT EVENTS

The Company will distribute as payment of the debt due the related parties a yet to be determined, number of preferred shares. The preferred shares will be convertible to common shares at the rate of 2 common for 1 share of preferred at the option of the holder.

As of September 30, 2008, the Company, has a total debt of  $203,228, and which upon the issuance of preferred shares, shall be debt free. Furthermore, the related parties operating line of credit in the amount of $150,000 is available to the company to meet its operating and financial obligations for the subsequent twelve months period. Management believes the removal of debt and the operating line of credit will be sufficient to meet the company’s financial requirement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table presents the statement of operations for the three and nine months ended September 30, 2008 as compared to the comparable period of 2007. The following discussion is based on these results.

	Three Months		Nine Months
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2008	2007	2008	2007

NET REVENUE	$4,135	$818	$9,840	$5,111

COST OF SALES	215	876	467	1,065

Gross profit	3,920	(58)	9,373	4,046

EXPENSES

Administrative	7,448	7,894	20,325	18,423

NET LOSS	$(3,528)	$(7,952)	$(10,952)	$(14,377)

Results of Operations for the Three Months Ended September 30, 2008.

Net Revenue

Net revenue for the three months ended September 30, 2008 totaled $4,135 compared to $818 for the three months ended September 30, 2007, a increase of $3,317, or approximately 405%. The increase was due to expanding retail sales of the product.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 totaled $7,663 or approximately 185% of net revenue, compared to $8,770 or approximately 1072% of net revenue for the three months ended September 30, 2007. The decrease in operating expenses of $1,107, or approximately 26.7%, was minimal due to decrease in operating expenses.

Net Income (Loss)

Loss from operations for the three months ended September 30, 2008 was $3,528, or approximately 85.3% of net revenue, as compared to income from operations of $7,952 or approximately 972% of net revenue for the three months ended September 30, 2007, a increase in income from operations of $3,317 or approximately 80.2%. The increase in income was due to an increase in our revenue and a decrease in our operating expenses as described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Net revenue

Net revenue for the nine months ended September 30, 2008 totaled $9,840 compared to $5,111 for the nine months ended June 30, 2007, an increase of $4,729 or approximately 92.5%. The increase was as described above.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 totaled $20,792 or approximately 211.3% of net revenue, compared $19,488 or approximately 381.29% for the nine months ended June 30, 2007. The increase in operating expenses of $1,304 or approximately 13.25% was due to the increase in general and administrative expenses.

Net Income (Loss)

Loss from operations for the nine months ended September 30, 2008 was $(10,952) or approximately 111.3% of net revenue as compared to loss from operations of $(14,377) or approximately 281.29% of net revenue for the nine months ended September 30, 2007, a decrease of $3,425 or approximately 34.8%. The increase in income was due to a increase in our net revenue of $4,729 and an minimal increase in our operating expenses of $1,837. The increase does not represent a substantive amount.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash and cash equivalents were $344 at September 30, 2008 and current assets totaled $10,429 at September 30, 2008.(Cash and Inventory valued at cost). The Company's total current liabilities were $203,616 at September 30, 2008. Working capital at September 30, 2008 was $(199,813).

We expect the funds from operations will not provide us with sufficient capital to fund our continuing operations for the foreseeable future. Instead, we will be required to increase borrowings or raise funds through the offering of private placements, until such time cash flows from operations support current operations as well as servicing our debt.  In addition, from time to time we borrow funds from management to cover current operational requirements.

Working Capital Arrangement

We entered into a financial arrangement with a related party, whereby we will have at our disposal a $150,000 line of credit for ongoing operational and general company expenses. We believe this operating line of credit will be sufficient to meet our financial needs for our first 12 month period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Mr. Gus Rahim, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. Based on that evaluation, Mr. Gus Rahim concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 1A. Risk Factors.

We face widespread competition from other industry related product offerings that may reduce our market share and harm our financial performance.

Competition from other industry related product lines may affect our ability to attract and retain distributors and to decrease sales rates. We may not be able to compete effectively with these companies for product sales or acquisitions in the future.

If we fail to anticipate or respond adequately to changes in technology and user preferences, our competitive position in this market could be materially adversely affected.

Advances in technology have brought and will likely continue to bring new participants, new products and new channels to the industry. The Internet has emerged as an attractive medium for retail product sales and its use, including as a means to transact commerce through wireless devices, has resulted in new technologies being developed and services provided that compete with our traditional distribution models, products and services. As a result of these factors, our growth and future financial performance may depend on our ability to develop and market new products and services to take advantage of and create new distribution channels, while enhancing existing products, services and distribution channels, to incorporate the latest technological advances and accommodate changing user preferences, including the use of the Internet. We may not be able to adapt our business successfully to these changes in technology.

We may not have access to capital on acceptable terms or at all.

Following the spin-off, we will no longer benefit from China Ivy’s investment grade status and our credit ratings are expected to be substantially lower than the current ratings of China Ivy. Differences in credit ratings affect the interest rates at which we may sell debt securities or borrow funds, as well as the amounts of indebtedness and types of financing structures that may be available to us. We may not be able to raise the capital we require on acceptable terms, or at all. If we are not able to obtain sufficient financing, we may be unable to maintain or grow our business, including through acquisitions. In addition, our financing costs may be higher following the spin-off. Further issuances of equity securities will be subject to limitations imposed on us in financing agreements that we expect to enter into.

Additional regulation regarding information technology could lead to increased costs.

As the Internet industry develops, specific laws relating to the provision of Internet services and the use of Internet and Internet-related applications may become relevant. Regulation of the Internet and Internet-related services is itself still developing both formally by, for instance, statutory regulation, and also less formally by, for instance, industry self regulation. If our regulatory environment becomes more restrictive, including by increased Internet regulation, our profitability could decrease.

Loss of key personnel or our inability to attract and retain highly qualified individuals could materially adversely affect our business.

We depend on the continued services of key personnel, including our experienced senior management team. The loss of key personnel could have a material adverse effect on our business. Our separation from China Ivy could also adversely affect our ability to attract and retain key personnel.

Our ability to achieve our operating goals depends to a significant extent on our ability to identify, hire, train and retain qualified individuals.

The loss of important intellectual property rights could adversely affect our prospects and results of operations.

Some intellectual property rights and other testimonial property rights are key to our business. We rely upon a combination of copyright and trademark laws as well as contractual arrangements to establish and protect our intellectual property rights. We may be required from time to time to bring lawsuits against third parties to protect our intellectual property rights. Similarly, from time to time, we may be party to proceedings by third parties challenging our rights. We cannot be sure that any lawsuits or other actions brought by us will be successful or that we will not be found to infringe the intellectual property rights of third parties. As the Internet grows, it may prove more onerous to protect from domain name infringement or to prevent others from using Internet domain names that associate their business with ours. Although we are not aware of any material infringements that are significant to our business, any lawsuits, regardless of their outcome, could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations. Furthermore, the loss of important intellectual property rights, including testimonial property rights, could have a material adverse effect upon our business, financial condition and results of operations.

Our right to use the testimonial property moving forward may be contingent on the successful spin-off.

Environmental compliance costs and liabilities could adversely affect our operating results, including our cash available for operations.

Our operations, as well as the properties that we own and lease for our business, are subject to stringent laws and regulations relating to environmental protection. Our failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.

In addition, new environmental laws and regulations, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on our business, financial condition and results of operations.

Our exposure to legal proceedings could have a material adverse effect on our operating results or financial condition.

We can expect to be involved with various lawsuits and other claims typical for a business of our size. In addition, from time to time, we may receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition. However, any potential judgments, fines or penalties relating to these matters may have a material effect on our results of operations in the period in which they are recognized. See “Business—Legal Proceedings.”

Our reliance on technology could have a material adverse effect on our business.

Some of our business activities rely to a significant degree on the efficient and uninterrupted operation of our computer and communications systems and those of third parties. Any failure of current or, in the future, new systems could impair our collection, processing or storage of data and the day-to-day management of our business. This could have a material adverse effect on our business, financial condition and results of operations.

Our computer and communications systems are vulnerable to damage or interruption from a variety of sources. Despite precautions taken by us, a natural disaster or other unanticipated problems that lead to the corruption or loss of data at our facilities could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no sales of equity securities during the applicable reporting period.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of our stockholders during the period of this quarter report, except as required by the spin-off transactions with our former parent and related documents thereof.

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.

Description of Exhibit

31.1

--

Certification of Chief Executive Officer pursuant to Rule

13a-14(a) under the Securities Exchange Act of 1934.

31.2

--

Certification of Chief Financial Officer pursuant to Rule

13a-14(a) under the Securities Exchange Act of 1934.

32.1

--

Certification of Chief Executive Officer pursuant to Section

906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2

--

Certification of Chief Financial Officer pursuant to Section

906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2008

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.

Description of Exhibit

31.1

--

Certification of Chief Executive Officer pursuant to Rule

13a-14(a) under the Securities Exchange Act of 1934.

31.2

--

Certification of Chief Financial Officer pursuant to Rule

13a-14(a) under the Securities Exchange Act of 1934.

32.1

--

Certification of Chief Executive Officer pursuant to Section

906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2

--

Certification of Chief Financial Officer pursuant to Section

906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).