Form 10-K
period 2008-12-31
Cellteck Inc.
filed 2009-03-31
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Or
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53246

Cellteck, Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0550353 (I.R.S. Employer Identification No.)
417 Exeter Road London, ON N6E 2Z3 Canada (Address of principal executive offices) (Zip Code)
(519) 963-0668 (Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act: Common Stock, par value $.0001 per share

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes           No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes       No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   X .    No       .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes       .    No   X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed third fiscal quarter. As of September 30, 2008 the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 61,593,891. However, since the common stock was not then listed or traded on any stock exchange or quoted through any nationally recognized quotation service, such as the OTC Bulletin Board, it is impracticable to ascertain the aggregate market value of those shares as of that date.

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of March 16, 2009 was 61,633,891.

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	5
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties.
Item 3.	Legal Proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	14
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16
Item 8.	Financial Statements and Supplementary Data.	F-1
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	19
Item 9A.	Controls and Procedures.
Item 9B.	Other Information.	19

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	20
Item 11.	Executive Compensation.	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	22
Item 14.	Principal Accountant Fees and Services.	23
Item 15.	Exhibits, Financial Statement Schedules	24

Signatures		25

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors." Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

PART I.

Item 1.

Business

Overview

Safe Cell Tab, Inc. was organized in British Columbia during 1996. The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful and damaging effects of electromagnetic radiation or EMF’s, which are emitted from these electrical devices.

The Safe Cell Tab was co-designed with and patented by Milae Electronics of South Korea. Safe Cell Tab has the exclusive distribution rights on the product line. The company has received several independent laboratory reports testing the Safe Cell Tab product. These tests conducted were performed to US ASTM standards (American Society for Testing and Materials).

We were organized to serve as a vehicle for the re-organization and spin-off of the Safe Cell Tab, Inc. business and exist as its successor in interest. Our products principally include the Safe Cell Tab product lines. Following the spin-off, our assets, liabilities, business and employees will consist of those currently primarily related to the Safe Cell Tab business and operations. We will continue to be the exclusive master distributor of our product lines. We will also endeavor to re-establish and further develop our Professional Athletes Testimonial Program in our incumbent markets as well as developing new markets.

We currently generate our revenues primarily through the sale of our Safe Cell Tab product lines, without the use of our Professional Athletes Testimonial Program. Our strategy is to complete the spin-off which will allow us to re-establish the Professional Athletes Testimonial Program as the principle marketing initiative for our Safe Cell Tab product lines and to create a value added proposition for wholesalers of like products with developed distribution networks. In order to execute our strategy, we will continue to rely on our core strengths, including our management’s relationships with professional athletes, our Professional Athletes Testimonial Program, our diverse and attractive markets, and our product innovation.

We describe in this report the Safe Cell Tab operations contributed to us in connection with the spin-off as if it were our businesses for all historical periods described. References in this document to our historical assets, liabilities, products, business, employees or activities generally refer to the historical assets, liabilities, products, businesses, employees or activities of the contributed businesses as they were conducted as part of China Ivy and its subsidiaries before the spin-off.

Our Corporate History

The Company was incorporated on May 9, 1996 under in the Province of British Columbia, Canada with authorized 10,000 common shares with a par value of $1.00. On September 30, 2008 the Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares common stock and 100,000,000 shares preferred stock with a par value of $.0001.  The Company made several name changes resulting in its present name. The terms of the preferred shares have not been determined. On August 21, 2008 the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,891 common shares. The post split outstanding shares have been shown from inception.

Business Strategy

We currently have one employees and 10 distributors in the US, Canada and India. Our strategy is to continue to connect our product line offerings, customers and our Professional Athlete Testimonial Program. In order to execute our strategy, we will continue to rely on our core strengths, including our market position in our incumbent markets, our locally based sales initiatives, our Professional Athlete Testimonial Program, our diverse and attractive markets, and our product innovation.

Although we were not a party to the bankruptcy proceeding of our former parent, the perception of these bankruptcy proceedings negatively affected our ability to advance our marketing and sales campaign involving the Professional Athletics Testimonial Program.  Upon the completion of the spin-off transactions, as an independent public company, we plan to resume the Professional Athletics Testimonial Program marketing campaign in internet, retail, wholesale and distribution markets. We plan to package the Professional Athletics Testimonial Program as a value added marketing recognition program and develop new distribution opportunities with existing distributor channels of similar product offerings.

Our 12 month operating budget and the resulting financial resources required moving forward as a stand alone public company, includes the pursuit of these mandates.

Seasonality

Our business is not significantly impacted by seasonality.

Environmental Matters

Our operations and our owned and leased properties are subject to many laws and regulations relating to the protection of the environment and human health and safety including those governing air emissions, waste disposal, and the cleanup of contamination. While we believe we are in material compliance with these requirements, we could incur significant fines, penalties, costs or liabilities related to damage claims or remediation obligations in the event we violate these requirements or the permits required for our operations. In addition, because these laws may become more stringent and our processes may change, the amount and timing of future expenditures to achieve or maintain compliance may vary substantially from those currently anticipated.

Some environmental laws may impose liability for the investigation and cleanup of environmental contamination on current or former property owners or occupants, regardless of knowledge or the legality of the disposal practices at the time they occurred. Although we are not currently aware of any material obligations at properties we now or previously owned, leased, or operated or at sites we sent our waste for disposal, we may be required to conduct remedial activities in the future which may be material to our business and we also may be subject to claims for property damage, personal injury, natural resource damages or other issues as a result of these matters.

Our Website

Our Internet address is www.cellteck.net. Please note that information contained on our web site is not incorporated by reference into this report. Our Internet address is included in this report as an inactive textual reference only. We will make available free of charge most of our future SEC filings through our Internet web site as soon as reasonably practicable after we file them with the SEC. You will be able to access our future SEC filings via a hyperlink on our web site to the SEC’s web site.

Competition

Competitors for Safe Cell Tab products are:

- distributors and re-sellers of cell phones and accessories;

- online retailers of cell phones;

- independent online retailers specializing in cellular phone accessories and alternative health products;

- mail-order and catalog retailers of cellular phone accessories, some of which have already developed online retail outlets;

- direct sales organizations;

- electronic stores specializing in communications and computer equipment;

- merchants and mass market retail chains; and

Many of the Company's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Cellteck currently has.  In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than the Company does. Increased competition may result in reduced operating margins and loss of market share.

The Company believes that the principal competitive factors in its market are:

1. the ability to attract and retain customers;

2. the breadth of product selection;

3. the product pricing;

4. the ability to customize products and labeling;

5. the quality and responsiveness of customer service.

The Company believes that it can compete favorably on these factors. However, the Company will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, the Company's online competitors can duplicate many of the products or services offered on the Company's website. The Company believes that its competitors also face several challenges in succeeding:

1. Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.

2. Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

3. Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate high prices.

Competitive Strengths

We believe that we possess the following strengths that will enable us to continue to compete successfully in our perspective markets:

Professional Athlete Testimonial Program. In connection with the spin-off, we expect to re-establish and further develop our Professional Athlete Testimonial Program. We will continue to establish this brand on our product lines in our incumbent and current independent markets. We believe that by establishing this brand, we will further develop the benefits of its recognition. In addition, we will invest in brand awareness campaigns that introduce our new brand and reinforce the benefits we offer our customers. Our Professional Athlete Testimonial Program includes National Hockey League (NHL) Hall of Fame inductees, current NHL all-star players, current senior NHL management and active players from the Canadian Football League (CFL). All participants have been long time Safe Cell Tab product users and each provides their testimonial without compensation of any kind.

Patents, Trademarks and Licenses

Following the spin-off, we will not own any patents, patent applications, service marks and trademarks in the United States and other countries that we do not already have legal rights to.

Employees

At December 31, 2008, we have no employees.

Location of Our Business

Our facilities are located at 417 Exeter Road, London, Ontario.

Item 1A:

Risk Factors

You should carefully consider the risks described below, together with all of the other information included in thisreport, in evaluating our company and our common stock. If any of the risks described below actually occurs, our business, financial results, financial condition and stock price could be materially adversely affected.

Risk Factors Relating to the Spin-Off

Our historical financial information may not be indicative of our future results as an independent company.

The historical financial information we have included in this information statement may not reflect what our results of operations, financial position and cash flows would have been had we been an independent company during the periods presented or be indicative of what our results of operations, financial position and cash flows may be in the future when we are an independent company. This is primarily a result of the following three factors:

•

our historical financial information reflects allocations for services historically provided by China Ivy, and we expect these allocations to be different from the costs we will incur for these services in the future as a smaller independent company, including with respect to services we expect will be provided by China Ivy during the transition period. We expect that, in some instances, the costs incurred for these services as a smaller independent company will be higher than the share of total China Ivy expenses allocated to us historically;

•

our historical financial information may not reflect the debt and related interest expense that we will incur as part of the spin-off, including debt we will incur in order to secure an operating line of credit; and

•

the historical financial information does not reflect the increased costs associated with being an independent company, including changes that we expect in our cost structure, personnel needs, financing and operations of the contributed business as a result of the spin-off from China Ivy and from reduced economies of scale.

As an independent company we may incur increased costs after the spin-off or as a result of the spin-off that may cause our profitability to decline.

Historically, our business has been principally reported as one of China Ivy’s business units, and China Ivy has performed some corporate functions for our operations, including managing investor relations, treasury services, select accounting functions, finance and tax administration, legal, regulatory, and corporate branding functions. Following the spin-off, China Ivy will no longer provide support to us with respect to certain of these functions. We will need to replicate certain facilities, systems, infrastructure and personnel to which we will no longer have access after our spin-off from China Ivy. We will incur capital and other costs associated with developing and implementing our own support functions in these areas.

In addition, there may be an adverse operational impact on our business as a result of the significant time of our management and other employees and internal resources that will need to be dedicated to building these capabilities during the first few years following the spin-off that otherwise would be available for other business initiatives and opportunities. When we begin to operate these functions independently, if we have not developed adequate systems and business functions, or obtained them from other providers, we may not be able to operate our company effectively and our profitability may decline.

In addition, we have historically benefited from China Ivy’s size and purchasing power in procuring goods and services. Following the spin-off, as an independent company, we may be unable to obtain goods and services at prices and on terms as favorable as those obtained before the spin-off, which could decrease our overall profitability.

If we are not successful in achieving brand recognition for our new brand, our competitive position will be weakened and we may lose market share.

We will incur substantial costs associated with launching and marketing our brand. However, we cannot assure you that we will be successful in achieving brand recognition for our brand.

Following the spin-off, we will have substantial indebtedness, which could have a negative impact on our financing options and liquidity position.

In connection with the spin-off, we will assume the debt and liabilities associated with the Safe Cell Tab Inc. business and operations. As a result, following the spin-off, we will have approximately $190,000 of total debt outstanding. As soon as practicable following the spin-off, we will enter into an agreement with management and others providing us with approximately $150,000 operating line of credit and we will issue preferred shares in exchange for the approximately total debt of the Company.

Our overall leverage and the terms of our financing arrangements could:

•

limit our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

•

limit our ability to refinance our indebtedness on terms acceptable to us or at all;

•

limit our ability to adapt to changing market conditions;

•

restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•

require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital

•

expenditures, working capital and other corporate purposes;

•

limit our flexibility in planning for, or reacting to, changes in our business and the telecommunications industry;

•

place us at a competitive disadvantage compared with competitors that have less debt;

•

make it more difficult for us to pay our anticipated cash dividends; and

•

make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

Our financing arrangements will subject us to various restrictions that could limit our operating flexibility.

We expect that our financing arrangements will contain restrictions, covenants and events of default that, among other things, will require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. The terms of these financing arrangements and any future indebtedness may impose various restrictions and covenants on us that could limit our ability to pay dividends, respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions may include compliance with, or maintenance of, certain financial tests and ratios, including minimum interest coverage ratio and maximum leverage ratio, and may limit or prohibit our ability to, among other things:

•

incur additional debt and issue preferred stock;

•

create liens;

•

redeem and/or prepay certain debt;

•

pay dividends on our stock or repurchase stock;

•

make certain investments;

•

engage in specified sales of assets;

•

enter into transactions with affiliates;

•

enter new lines of business;

•

engage in consolidation, mergers and acquisitions;

•

make certain capital expenditures; and

•

pay dividends and make other distributions.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing arrangements would result in a default under those arrangements and under other arrangements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt and to terminate any commitments to lend. Under these circumstances, we might have insufficient funds or other resources to satisfy all our obligations, including our obligations under the notes. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Our designated executive team may have limited experience working together to lead an independent company.

While the persons expected to be our executive officers have significant industry experience and significant experience managing business units, they may have limited experience working together as managers of an independent, stand-alone company. Our success will depend, in part, on the ability of our executives to work effectively as a team in this new environment.

Risk Factors Relating to Our Business

We are dependent on one supplier for the main ingredient used in our product, and we do not currently have any other source for that ingredient.

We rely on one key supplier for the main ingredient used in our product. Although we currently have a license agreement with that supplier, we cannot guaranty that the said supplier will continue to supply us with the main ingredient used in our product. In the event that we cannot buy the ingredient from that supplier, we will need to develop a relationship with another supplier. Our failure to develop another relationship with a different supplier will significantly affect our ability to generate significant revenues.

If we are unable to successfully execute our growth strategy, our business and future results of operations may suffer.

Our growth strategy includes increasing the number of clients that we serve, selectively expanding the geographic reach of our products and broadening the scope of our products offerings. In connection with our growth strategy, we will be required to increase our sales and marketing efforts. Our growth strategy exposes us to a number of risks, including the following:

•

geographic expansion requires start-up costs, and often requires lower rates to generate initial business. In addition, geographic expansion may disrupt our patterns to and from and within the expanded area and may expose us to areas where we are less familiar with customer rates, operating issues and the competitive environment;

•

growth may strain our management, capital resources and customer service;

•

hiring new employees may increase training costs and may result in temporary inefficiencies as the employees learn their jobs; and

•

expanding our products offerings may require us to enter into new markets and compete with additional competitors.

We cannot guaranty that we will overcome the risks associated with our growth. If we fail to overcome such risks, we may not realize additional revenue or profitability from our efforts and we may incur additional expenses.

We depend on the efforts and abilities of our management to continue operations.

Our management is our only employees with experience relevant to the business. In addition, the demand on their time will increase because of our status as a public company. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

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

Risk Factors Relating to Ownership of Our Common Stock

Our officers, directors and principal shareholders own a majorityof our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own a majority of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange.

While we may at some point be able to meet the requirements necessary for our common stock to be listed on a national securities exchange, we cannot assure you that we will ever achieve a listing of our common stock on a national securities exchange. Our shares are currently only eligible for quotation on the Over-The-Counter Bulletin Board, which is not an exchange. Initial listing on a national securities exchange is subject to a variety of requirements, including minimum trading price and minimum public “float” requirements, and could also be affected by the general skepticism of such markets concerning companies that are the result of mergers with inactive publicly-held companies. There are also continuing eligibility requirements for companies listed on public trading markets. If we are unable to satisfy the initial or continuing eligibility requirements of any such market, then our stock may not be listed or could be delisted. This could result in a lower trading price for our common stock and may limit your ability to sell your shares, any of which could result in you losing some or all of your investments.

The market valuation of our business may fluctuate due to factors beyond our control and the value of your investment may fluctuate correspondingly.

The market valuation of emerging growth companies, such as us, frequently fluctuate due to factors unrelated to the past or present operating performance of such companies.  Our market valuation may fluctuate significantly in response to a number of factors, many of which are beyond our control, including:

•

changes in securities analysts’ estimates of our financial performance, although there are currently no analysts covering our stock;

•

fluctuations in stock market prices and volumes, particularly among securities of emerging growth companies;

•

changes in market valuations of similar companies;

•

announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•

variations in our quarterly operating results;

•

fluctuations in related commodities prices; and

•

additions or departures of key personnel.

As a result, the value of your investment in us may fluctuate.

Our common stock may be subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Our capital raising may adversely affect holders of our common stock through the issuance of more senior securities or through dilution.

In addition to the new financing arrangements we expect to enter following the spin-off, we may need to incur additional debt or issue securities in order to fund working capital needs, capital expenditures and product development requirements or to make acquisitions and other investments. Due to limitations with respect to issuances of equity securities in relation to these agreements, we may seek to raise additional capital in the form of debt, which could increase our leverage and reduce our credit ratings. Further, any debt securities or preferred stock we issue will have liquidation rights, preferences and privileges senior to those of holders of our common stock. Among other reasons, if we were to raise funds through the issuance of common stock, we might lower the per share amount of any dividends that we issue.

Our financing arrangements will contain significant limitations on our ability to pay dividends on shares of our common stock.

Our financing arrangements will contain significant restrictions on our ability to pay dividends on shares of our common stock based on our meeting certain performance measures and complying with other conditions. Our ability to comply with these performance measures may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of the covenants, ratios or tests contained in our financing arrangements could result in a default under the financing arrangements. Any events of default or breach of certain provisions in our financing arrangements could prohibit us from paying any dividends to you.

There is no assurance that we will declare dividends or have the available cash to make dividend payments.

Although we will have a policy of paying dividends on our common stock, there can be no assurance that funds will be available for this purpose in the future. The declaration and payment of dividends will be subject to the sole discretion of our board of directors, will not be cumulative, and will depend upon our profitability, financial condition, capital needs, future prospects, and other factors deemed relevant by our board of directors, and will be restricted by the terms of our financing arrangements.

Anti-takeover provisions of our articles of incorporation and bylaws, the terms of our spin-off from China Ivy and subsequent financing arrangements and certain provisions of Nevada law could delay or prevent a change of control that you may favor.

Some provisions to be included in our articles of incorporation and bylaws may discourage, delay or prevent a merger or other change of control that stockholders may consider favorable or may impede the ability of the holders of our common stock to change our management. Provisions in our articles of incorporation and bylaws, among other things, will:

•

limit the right of stockholders to call special meetings of stockholders;

•

regulate how stockholders may present proposals or nominate directors for election at annual meetings of stockholders;

•

require unanimous written consent of stockholders to take any action without a meeting; and

•

authorize our board of directors to issue preferred stock in one or more series, without stockholder approval.

Finally, following the spin-off, we expect to be subject to a financing agreement, which may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging takeover attempts and limitations on the replacement of the board of directors.

Item 1B: Unresolved Staff Comments

None.

Item 2:

Properties

We do not currently own property and lease office space at 417 Exeter Road, London, ON, N6E 2Z3

Item 3:

Legal Proceedings

We are not presently a party to legal proceedings.

Item 4:

Submission of Matters to Vote of Security Holders.

Not applicable.

PART II.

Item 5:

Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market price of and dividends Registrant's Common Equity and Related Stockholder Matters.

Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market (the OTC Bulletin Board). From October 30, 2008, the date we had our 15c2-11 approval to the present, our common stock has been quoted under the symbol "CLTK.OBB”.

The prices set forth below reflect the quarterly high and low sale price information for shares of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

	High	Low
2009

First Quarter	$0.003	$0.0001

2008

Fourth Quarter	$0.05	$0.0001

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

Holders.  As of January 28, 2009, there were approximately 26 record holders of the Company's  common  stock,  not  including  shares held in "street  name" in brokerage  accounts  which is  estimated to represent approximately 1500 beneficial owners.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

The following table provides information as of December 31, 2008 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2008

	Number of securities remaining available for future issuance under plans of outstanding options, Plan category column (a))	Number of securities to be issued upon exercise outstanding options, warrants and rights	Weighted-average exercise price of equity compensation (excluding securities reflected in warrants and rights
	(a)	(b)	(c)

Equity compensation plans
approved by
security holders	None	n/a	0

Equity compensation plans
not approved by security
holders	None	n/a	0

Purchases of Equity Securities by the Company and Affiliated Purchasers.  During the fourth quarter of our fiscal year ended December 31, 2008, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•

a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•

a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•

a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

•

a toll-free telephone number for inquiries on disciplinary actions;

•

definitions of significant terms in the disclosure document or in the conduct of  trading in penny stocks; and

•

such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•

the bid and offer quotations for the penny stock;

•

the compensation of the broker-dealer and its salesperson in the transaction;

•

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•

monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Recent Sales of Unregistered Securities

There were no sales of our unregistered equity securities that occurred during 2008, as applicable.

Item 6:

Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements of the Company and the related notes thereto, and other information included or incorporated by reference herein.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER31, 2008 AND 2007

The following table presents the statement of operations for the year ended December 31, 2008 as compared to the comparable period of 2007. The following discussion is based on these results.

For the years Ended
	December 31,
	2008	2007

Net Revenue	$16,810	$6,833

COST OF SALES	2,293	1,335

Gross Profit	14,517	5,498

OPERATING EXPENSES

Administrative	21,758	21,998

Net income (loss)	$(7,241)	$(16,500)

Net Revenue

Net revenue for the year ended December 31, 2008 totaled $16,810 compared to $6,833 for December 31, 2007, an increase of $9,977, or approximately 146%. The increase was due to expanding our wholesale distribution network.

Operating Expenses

Operating expenses for the year ended December 31, 2008 totaled $21,758 or approximately 129% of net revenue, compared to $21,998 or approximately 321% of net revenue for the year ended December 31, 2007. The decrease in operating expenses of $240, or approximately 1.4%, was minimal due to decrease in operating expenses.

Net Income (Loss)

Loss from operations for the year ended December 31, 2008 was $7,241, or approximately 43% of net revenue, as compared to Loss from operations of $16,500 or approximately 241% of net revenue for the year ended December 31, 2007, an increase in income from operations of $9,259 or approximately 56%. The increase in income was due to an increase in our revenue and a decrease in our operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash and cash equivalents were $72 at December 31, 2008 and current assets totaled $13,895 at December 31, 2008.(Cash and Inventory valued at cost). The Company's total current liabilities were $203,371 at December 31, 2008. Working capital at December 31, 2008 was $(196,102).

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

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Working Capital Requirements

Historically operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

Item 7A:

Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8:

Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

DECEMBER 31, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 31, 2008 and 2007	F-3

Statements of Operations
for the years ended December 31, 2008 and 2007	F-4

Statements of Cash Flow
for the years ended December 31, 2008 and 2007	F-5

Statements of Stockholders' Equity
for the years ended December 31, 2008 and 2007	F-6

Notes to Financial Statements	F-7

MADSEN & ASSOCIATES. CPA’s INC.	684 East Vine St. #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

CellTeck Inc.

Vancouver, BC, Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of CellTeck, Inc.  For the years ended December 31, 2008 and 2007 and the related statement’s of operations, stockholders' equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of  CellTeck, Inc. at December 31, 2008 and 2007, and the  results of operations, and  cash flows for the years ended December 31, 2008 and 2007  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                               /s/ Madsen & Associates, CPA’s Inc.

February 9, 2009

CELLTECK,  INC.

 BALANCE SHEETS

December 31, 2008 and 2007

	Dec 31,	Dec 31,
	2008	2007

ASSETS
CURRENT ASSETS

Cash	$72	$544
Accounts receivable	5,564	-
Inventory - for resale	8,259	10,552
Total Current Assets	$13,895	$11,096

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$54,605	$1,364
Accounts payable - related parties	148,766	191,967

Total Current Liabilities	203,371	193,331

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value - none out	-	-
Common stock
300,000,000 shares authorized at $.0001 par value;
61,633,890 shares issued and outstanding	6,163	6,163
Capital in excess of par value	463	463
Accumulated deficit	(196,102)	(188,861)

Total Stockholders' Deficiency	(189,476)	(182,235)
	$13,895	$11,096

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

	Dec 31,	Dec 31,
	2008	2007

SALES	$16,810	$6,833

COST OF SALES	2,293	1,335
Gross profit	14,517	5,498

EXPENSES

Administrative	21,758	21,998

NET LOSS	$(7,241)	$(16,500)

NET LOSS PER COMMON
SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING
SHARES (stated in 1,000's)

Basic	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (deficiency)

For the Period January 1, 2007 to December 31, 2008

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2007	61,633,890	6,163	463	(172,361)

Net operating loss for the year
ended December 31, 2007	-	-	-	(16,500)

Balance December 31, 2007	61,633,890	6,163	463	(188,861)

Net operating loss for the year
ended December 31, 2008	-	-	-	(7,241)

Balance December 31, 2008	61,633,890	$6,163	$463	$(196,102)

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

	Dec 31,	Dec 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(7,241)	$(16,500)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivables	(5,564)
Changes in inventory	2,293	1,382
Changes in accounts payable	12.904	1,051

Net Changes in Cash from Operations	2,392	(14,067)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	(2,864)	13,088

Net Increase (Decrease) in Cash	(472)	(979)

Cash at Beginning of Period	544	1,523

Cash at End of Period	$72	$544

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

1.

ORGANIZATION

The Company was incorporated on May 9, 1996 under in the Province of British Columbia, Canada with authorized 10,000 common shares with a par value of $1.00.  the Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares common stock and 100,000,000 shares preferred stock with a par value of $.0001.  The Company made several name changes resulting in its present name. The terms of the preferred shares have not been determined. On August 21, 2008 the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,891 common shares.  The post split outstanding shares have been shown from inception.

The Company is in the business of   pursuing the marketing and sales of the “Safe Cell Tab”.  The Safe Cell Tab is a small, thin, oval shaped device specifically designed in response to EMF’s emitted by cell phones, cordless phones, laptops, microwaves and any other hand held devices and the potentially harmful effects of electronic radiation which is emitted from these and other electronic devices.

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

On December 31, 2008 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except for the accounts receivable, however, they are considered to be fully collectable.

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

Revenues are exclusive for the sales of the Company’s products; the Company does not sell services. Revenue is recognized at the time of shipping determined as F.O.B loading dock. Products prices are fixed and are determined at the time of shipping, inclusive of all volume or other available discounts. Returns policy includes accounting for returns drawn from a return pool that is adjusted quarterly as required under the GAAP estimated return criteria. Historically, the return of products has been non-material.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Issued Accounting Standards (Continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”).  SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates.  SAB 110 became effective for the Company on January 1, 2008.  The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS 161 will have an impact on their results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe FSP 142-3 will materially impact their financial position, results of operations or cash flows.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Issued Accounting Standards (Continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 makes the hierarchy of generally accepted accounting principles explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers’ responsibilities for selecting the accounting principles for their financial statements. The effective date for SFAS 162 is 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. The adoption of SFAS 162 will not have an impact on the Company’s results of operations or financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of SFAS No. 60” (SFAS 163). SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and principal management have acquired 40,000 shares of the outstanding stock of the Company and have made demand, no interest, and loans to the Company of $ 148,766. represented as accounts payable. (see note 5)

4.  GOING CONCERN

The Company  does not have the necessary working capital to  service its debt and for its  planned activity,  which  raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers and others, if needed, and equity funding which will provide sufficient working capital necessary to conduct operations for the coming year. (see note 5)

5.  SUBSEQUENT EVENTS

The Company was acquired by Claremont Technologies Corp as a wholly owned subsidiary on August 22, 2003 (as amended).

During November 2008 the former parent of the Company, transferred all of the stock of the Company to its shareholders, on a pro-rata basis, as a stock dividend. This report includes the financial statements of the Company only and has not been consolidated with its former parent.

During 2009 the Company may distribute, a yet to be determined, number of preferred shares of the Company as a payment of debt due to the related parties. The issuance of preferred shares, and the conversion of preferred shares to common shares, convertible to common shares, at the rate of 2 common for 1 share of preferred, at the option of the holder.

As of March 15, 2009, the company has remaining approximately 130,000 of its 150,000 related parties operating line of credit established August 31, 2008, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2009.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls

Management, including our President, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely discussions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting.

Cellteck, Inc.’s management is responsible for establishing and maintaining adequate control over financial reporting for Cellteck, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Cellteck’s management, including our principal executive and principal financial officers, Cellteck conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Internal Controls

There has not been any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within its company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information of February 29, 2008 regarding the individuals who are expected to serve as our board of directors and executive officers following the spin-off.

Name	Age	Position(s)
Gus Rahim		President, Chief Executive Officer and Director
Dr. William Russell		Director
Daniel Steer		Director

Dr. William Russell received his Doctor of Chiropractic from the Canadian Memorial Chiropractic College in Toronto, Ontario, Canada in 1981.  He also received his Doctor of Naturopathetic Medicine from the Canadian Naturopathic College in Toronto, Ontario, Canada in 1989.  He served on the board of the British Columbia Chiropractic Association from 1984 to 1986.  He was an elected officer of the Association of Naturapathic Physicians of British Columbia from 1990 to 1992 and served as Chairman of the Ethics Committee in 1995. Dr.William Russell currently has his own practice in White Rock, BC Canada since 1987. Dr. Russell has been involved in the health care education for many years providing seminars and lectures relating to stress management, body balance nutritional systems, rife technology, diet and other health related issues.

Gus Rahim is the owner and President of the Ontario Driving School of London Inc. since 1982 to present,, the owner and President of Payless Auto Leasing and Sales Inc since 1985 to present and was the owner and General Manger of Canadian Centre for Decision Driving (CCDD) from 2004 to 2007.

Mr. Rahim is also the founding member of the Truck Training Schools Association of Ontario in1993 and presently serves as its President. Additionally, Mr. Rahim in 2005 served as a board member of The Road Safety Association for one year. And active member of the Ontario Safety League and served as the President and Chairman of the Board of Claremont Technologies Corp from 2005 to 2006 a Company trading on the OTC: BB.

Daniel Steer founded D J Modern Mill Consultants in 1989 and continues to provide act as its general manager. D J Modern Mill Consultants provides consulting & financing services to the Secondary Lumber and Mining Industries. Mr. Steer is the Founder of Safe Cell Tab Inc., and former Chairman and CEO of Claremont Technology, a public Company trading on the OTC:BB.

Effective as of September 11, 2008, Daniel Steer and Dr. William Russell resigned as members of the Board, directors and officers of the Company; Gus Rahim remains as the sole director and officer of the Company.

Board of Directors Structure

Our bylaws provide that the number of members will be fixed by a majority vote of the board of directors. Our articles of incorporation and bylaws will provide that the board of directors will consist of one class, with our directors being elected each year at our annual meeting of stockholders. We will keep our board of directors informed about our business through discussions with management, materials we provide to them, visits to our offices and their participation in board of directors and board committee meetings.

Our board of directors is expected to adopt corporate governance guidelines that, along with the charters of our board committees and our code of business conduct for employees and board of directors, will provide the framework for the governance of our company.

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

Directors of the Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

We expect to establish a director compensation program comparable to that of companies of similar size and complexity. It is expected that a committee of our board of directors will recommend director compensation levels to the full board of directors, which will set the compensation based on those recommendations. We expect that a committee of our board of directors will review and report to the board of directors on the director compensation program on a regular basis and that the committee will likely retain an outside advisor to assist in its review and report on the program.

Summary Compensation Table

		Annual Compensation		Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s) ($)		Securities Underlying Options	Long Term Payout	All Other Compensation ($)
Gus Rahim President and Chief Executive Officer	2008	$0	$0	$0	(1)	0	$0	$0	(2)

Dr. William Russell	2008	$0	$0	$0	(1)	0	$0	$0	(2)

Daniel Steer	2008	$0	$0	$0	(1)	0	$0	$0	(2)

Retirement Plans, Pension Plans and Savings Plan

We do not have a retirement, Pension or Savings Plan for management or employees at this time.

Employment Agreement

We have not entered into employment agreements at this time.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the number of shares of China Ivy common stock and the number of shares of our common stock that are held by our directors, the persons expected to become our executive officers immediately upon completion of the spin-off and each stockholder that we believe will be a beneficial owner of more than 5% of any class of our outstanding voting securities immediately after the spin-off, assuming there are no changes in each person’s holdings of China Ivy common stock since September 30, 2007, and based on our estimates as of March 1, 2008, using the distribution ratio of one share of our common stock for every one share of China Ivy common stock, with no fractional shares.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares of China Ivy Common Stock(2)		Percentage of Class	Number of Shares of Cellteck Common Stock	Percentage of Class
Gus Rahim	10,600	(3)	*	10,600	*
Dr. William Russell	0		*	0	*
Daniel Steer	0	(4)	*	0	*
Yongqi Zhu	23,673,000			23,673,000
Ming Long Industry Asia Company Limited	6,700,000			6,700,000

Executive Officers and Directors of Cellteck as a Group (3 persons)	10,600			10,600

Shares Beneficially Owned Post Re-Capitalization
Name and Address of Beneficial Owner	Number of Shares of Cellteck Preferred Stock	Number of Shares of Cellteck Common Stock Upon Conversion	Percentage of Class Common Shares Upon Conversion

Al Rahim (1)

Daniel Steer (2)

Ken Pappas (3)

(1) Al Rahim is the brother of Cellteck director Gus Rahim

(2) Daniel Steer is a Cellteck director

(3) Ken Pappas is a distributor for Cellteck

As further described in the financial statements of the Company beginning in 2003, these debt holders hold debt in the aggregate of approximately $190,000. The debt holders are affiliated parties with the Company and include Daniel Steer a Director, Ken Pappas, a distributor and Al Rahim, a brother of Gus Rahim, Director and President. The results of the debt re-structuring for an aggregate amount of approximately $190,000, shall consist of the following:

•

An issuance of approximately 40,000,000 preferred shares as follows;

Al Rahim shall be issued 30,680,493 Preferred Series a shares for the conversion of $135,873

Daniel Steer shall be issued 8,452,549 Preferred Series A shares for the conversion of $47,323

Ken Pappas shall be issued 2,803,476 Preferred Series A shares for the conversion of $14,268.

A change in control of the Company shall result upon the issuance of the Preferred Series A shares in the debt conversion transactions

The issuance of the Preferred Stock by the Company to Al Rahim, Daniel Steer and Ken Pappas, will result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

For the reasons disclosed in this Report, one of our former directors – Daniel Steer – was directly interested in the creation of our new class of Class A Shares.  In addition, two other individuals, all of whom are affiliated to our Corporation for the reasons explained below and elsewhere in this Report, were directly interested in the creation of our new class of Class A Shares.  Except as disclosed in the section and elsewhere in the Information Statement, no associate or affiliate of any of the current directors, or any nominees for appointment to our Board of Directors, has any substantial interest, direct or indirect, by security holdings or otherwise in any matter to be acted upon.

The Board of Directors of China Ivy has negotiated the terms of the debt conversion transaction and has agreed to the issuance of the Preferred Series A shares to be issued in the debt conversion transaction with the interested parties.

The shareholdings of our directors and officers are listed herein in the section entitled "Security Ownership of Certain Beneficial Owners”. To our knowledge, no director has advised that he intends to oppose the increase in authorized capital as more particularly described herein.

The affiliate parties to the issuance of the Preferred Series A shares and the proposed debt conversion issuance are Al Rahim and Ken Pappas. As further described elsewhere in this information statement, Al Rahim is the brother of our director Gus Rahim, and Ken Pappas has a long term relationship with Safe Cell Tab, currently acting as a distributor for the Safe Cell Tab product lines.

Except in connection with the proposed acquisition described herein, our Corporation currently has no arrangements or understandings for the issuance of additional shares of common or preferred stock, although opportunities for acquisitions in equity financings could arise at any time.  If our Board of Directors deemed it to be in the best interests of our Corporation and the stockholders to issue additional shares of common and/or preferred stock in the future from authorized shares, the Board of Directors generally will not seek further authorization by both of the stockholders, unless such authorization is otherwise required by law or regulations.

Upon the closing of the spin-off, we expect to enter into an agreement with certain debt holders of the Company to issue preferred shares for debt, resulting in a change of control of the Company. Our Board of Directors authorized the creation of the Class A Shares in order to enable our Corporation to complete the debt conversion subsequent to the Spin-off transaction, in order to enhance our Corporation’s ability to improve our financial position and to attract future financing to develop and operate our proposed business.  Our Board of Directors believes the debt conversion transaction, and the enhancement of our Corporation’s ability to finance the development and operation of our proposed business, to be in the best interests of our Corporation and our shareholders.

As further described in the financial statements of the Company beginning in 2003, these debt holders hold debt in the aggregate of approximately $190,000. The debt holders are affiliated parties with the Company and include Daniel Steer a Director, Ken Pappas, a distributor and Al Rahim, a brother of Gus Rahim, Director and President.  Daniel Steers and Ken Pappas’s debt relates to monies owing to each of them beginning in 2003 for out of pocket cash advances to Safe Cell Tab. The Al Rahim debt is the result of out of pocket cash advances to Safe Cell Tab for operating expenses. The debt described herein does not relate to fees for services but rather cash advances to the Company as described in the financial filings beginning in 2003. Also, the amount of cash advances is changing ongoing, categorized as current accounts payable. The results of the debt re-structuring for an aggregate amount of approximately $190,000, shall consist of the following:

•

An issuance of approximately 40,000,000 preferred shares as follows;

•

Al Rahim shall be issued 30,680,493 Preferred Series a shares for the conversion of $ 135,873

•

Daniel Steer shall be issued 8,452,549 Preferred Series A shares for the conversion of $47,323

•

Ken Pappas shall be issued 2,803,476 Preferred Series A shares for the conversion of $14,268.

•

A change in control of the Company shall result upon the issuance of the Preferred Series A shares in the debt conversion transactions

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed for fiscal year 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $14,000.

Audit-Related Fees

Aggregate fees billed in fiscal year 2008 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0.

Tax Fees

Aggregate fees billed in fiscal year 2008 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0.

All Other Fees

Aggregate fees billed in fiscal year 2008 for products and services provided by the principal accountant, other than the services reported above: $0.

Cellteck, Inc. audit committee’s pre-approval policy is to retain the services of a professional accountant only once the threshold established by Rule 2-01 of Regulation S-X has been met.

The audit committee’s pre-approval procedure is to carefully establish that each of the tests delineated in paragraphs (b) and (c)(1)-(3) of Rule 2-01 of Regulation S-X are met.

Item 15. Exhibits

Exhibit No.	Description
10.1	FORM OF DISTRIBUTION*

10.2	FORM OF MERGER AGREEMENT*

3.1	ARTICLES OF INCORPORATION*

3.1	Bylaws*

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934
.
31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*Incorporated by reference to the Form 10 registration statement filed July 14, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2009

Cellteck, Inc.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

CELLTECK, INC.