Form 10-Q
period 2009-03-31
Cellteck Inc.
filed 2009-05-15
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53246

CELLTECK, INC.

(Exact name of small business as specified in its charter)

Nevada	98-0550353
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Large accelerated filer      .  Accelerated filer      . Non-accelerated filer (Do not check if a smaller reporting company)      .

Smaller reporting company    X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .   No  X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of April 15, 2009.

CELLTECK, INC. TABLE OF CONTENTS

		Page No.

PART I. FINANCIAL INFORMATION
		4
Item 1	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	12

Item 1A	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4	Submission of Matters to a Vote of Security Holders	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES		15

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

CELLTECK, INC.

BALANCE SHEETS - unaudited

March 31, 2009 and December 31, 2008

	March 31,	Dec 31,
	2009	2008

ASSETS
CURRENT ASSETS

Cash	$540	$72
Accounts receivable	9,150	5,564
Inventory - for resale	5,352	8,259

Total Current Assets	$15,042	$13,895

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$49,106	$54,605
Accounts payable - related parties	154,177	148,189

Total Current Liabilities	203,283	203,371

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value - none out	-	-
Common stock
300,000,000 shares authorized at $.0001 par value
61,633,891 shares issued and outstanding	6,163	6,163
Capital in excess of par value – deficiency	463	463
Accumulated deficit	(194,867)	196,102)

Total Stockholders’ Deficiency	(188,241)	(189,476)
	$15,042	$13,895

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF OPERATIONS -unaudited

For the Three Months Ended March 31, 2009 and 2008

	Mar 31,	Mar 31,
	2009	2008

SALES	$9,086	$2,511

COST OF SALES	2,907	-

Gross profit	6,179	2,511

EXPENSES

Administrative	4,944	7,498

NET LOSS	$1,235	$(4,987)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING
SHARES - stated in 1,000's

Basic	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended March 31, 2009 and 2008

	Mar 31,	Mar 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$1,235	$(4,987)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivable	(3,586)	-
Changes in inventory	2,907	72
Changes in accounts payable	-	(1,018)

Net Changes in Cash from Operations	556	(5,933)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,412	5,497

Net Increase (Decrease) in Cash	468	(436)

Cash at Beginning of Period	72	544

Cash at End of Period	$540	$108

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

1. ORGANIZATION

Cellteck, Inc. (formerly Safe Cell Tab, Inc.) (the "Company") was organized to serve as a vehicle for the re-organization and spin-off of the Safe Cell Tab, Inc. business and exists as its successor in interest. The Company was incorporated on May 9, 1996, in the province of British Columbia, with authorized 10,000 common shares par value $1.00. On August 22, 2003 (as amended), the Company was acquired by Claremont Technologies Corp, as a wholly owned subsidiary. On August 21, 2008, the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,891 common shares. The post split outstanding shares have been shown from inception. As a result of the re-organization, the Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares common stock and 100,000,000 shares preferred stock, each with a par value of $.0001. The Company made several name changes resulting in its present name.

The Company is in the business of pursuing the marketing and sales of the Safe Cell Tab product line. The Safe Cell Tab is a small, thin, oval shaped device designed to be placed on cell phones, cordless phones, laptops and any other hand held devices that emit potentially harmful electronic radiation (EMF).

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

On March 31, 2009 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

March 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and principal management have acquired 40,000 shares of the outstanding stock of the Company and have made demand, no interest, and loans to the Company of $ 154,177. represented as accounts payable. (see note 5)

4. GOING CONCERN

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

As of April 15, 2009, the company has remaining $130,000 of its $150,000 related parties operating line of credit established August 31, 2008, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE ENDED MARCH 31, 2009 AND 2008

The following table presents the statement of operations for the three months ended March 31, 2009 as compared to the comparable period of 2008. The following discussion is based on these results.

	March 31,	March 31,
	2009	2008

NET REVENUE	$9,086	$2,511

COST OF SALES	2,907	-

Gross profit	6,179	2,511

EXPENSES

Administrative	4,944	7,498

NET PROFIT (LOSS)	$1,235	$(4,987)

Results of Operations for the Three Months Ended March 31, 2009.

Net Revenue

Net revenue for the three months ended March 31, 2009 totaled $9,086 compared to $2,511 for the three months ended March 31, 2008, an increase of $6,575, or approximately 361%. The increase was due to expanding the whole sales of the product.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 totaled $4,944 or approximately 54% of net revenue, compared to $7,498 or approximately 298.6% of net revenue for the three months ended March 31, 2008. The decrease in operating expenses of $2,554, or approximately 28.1%, was due to decrease in operating expenses.

Net Income Profit (Loss)

Profit from operations for the three months ended March 31, 2009 was $1,235, or approximately 13.59% of net revenue, as compared to loss from operations of ($4,987) or approximately 198.6% of net revenue for the three months ended March 31, 2008, an increase in income from operations of $6,575 or approximately 261.8%. The increase in income was due to an increase in our revenue and a decrease in our operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash and cash equivalents were $540 at March 31, 2009 and current assets totaled $15,042 at March 31, 2009.(Cash and Inventory valued at cost). The Company's total current liabilities were $203,283 at March 31, 2009. Working capital at March 31, 2009 was $(194,867).

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

Working Capital Arrangement

We entered into a financial arrangement with a related party, whereby we will have at our disposal a $150,000 line of credit for ongoing operational and general company expenses. We believe this operating line of credit will be sufficient to meet our financial needs for fiscal year 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. Based on that evaluation, Mr. Gus Rahim concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits

31

Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2009

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)