Form 10-Q
period 2009-06-30
Cellteck Inc.
filed 2009-08-14
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of August 5, 2009.

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

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CELLTECK, INC.

CELLTECK, INC.

BALANCE SHEETS - unaudited

June 30, 2009 and December 31, 2008

____________________________________________________________________________________________

	June 30,	Dec 31,
	2009	2008
ASSETS
CURRENT ASSETS

Cash	$173	$72
Accounts receivable	9,150	5,564
Inventory - for resale	3,426	8,259

Total Current Assets	$12,749	$13,895

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$42,340	$54,605
Accounts payable - related parties	160,055	148,766

Total Current Liabilities	202,395	203,371

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value - none out	-	-
Common stock
300,000,000 shares authorized at $.0001 par value
61,633,891 shares issued and outstanding	6,163	6,163
Capital in excess of par value – deficiency	463	463
Accumulated deficit	(196,272)	(196,102)

Total Stockholders’ Deficiency	(189,646)	(189,476)

	$12,749	$13,895

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS -unaudited

For the Three and Six Months Ended June 30, 2009 and 2008

___________________________________________________________________________________________

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

SALES	$6,766	$3,194	$15,852	$5,705

COST OF SALES	1,926	180	4,833	252

Gross profit	4,840	3,014	11,019	5,453

EXPENSES

Administrative	6,245	5,451	11,189	12,877

NET LOSS	$(1,405)	$(2,437)	$(170)	$(7,424)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING
SHARES - stated in 1,000's

Basic	61,634	61,634	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (deficiency)

For six months ended June 30, 2009 (unaudited) and the year ended December 31, 2008

_________________________________________________________________________________________

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance December 31, 2008	61,633,890	6,163	463	(196,102)

Net operating loss for the year
ended December 31, 2008	-	-	-	(7,241)

Balance December 31, 2008	61,633,890	6,163	463	(196,102)

Net operating loss for the period
ended June 30, 2009	-	-	-	(1,405)

Balance June 30, 2009	61,633,890	$6,163	$463	$(196,272)

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended June 30, 2009 and 2008

_____________________________________________________________________________________

	June 30,	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(170)	$(7,424)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivable	(3,586)	-
Changes in inventory	4,833	252
Changes in accounts payable	-	(999)

Net Changes in Cash from Operations	1,077	(8,171)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	(979)	8,039

Net Increase (Decrease) in Cash	101	(132)

Cash at Beginning of Period	72	544

Cash at End of Period	$173	$412

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

_______________________________________________________________________________________________

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company maintains its general ledger and journals and recognizes income and expenses based on the accrual method of accounting for financial reporting purposes.  The financial statements and notes are representations of management.  Accounting policies adopted by the Company conform to generally accepted accounting principles in the United States of America (“US GAAP”) and have been consistently applied in the presentation of financial statements.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

On June 30, 2009 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2009

____________________________________________________________________________________________

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

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2009

_________________________________________________________________________________________________

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 161 “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of SFAS 161 on its financial statements but does not expect it to have a material effect.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Application of this FSP is not currently applicable to the Company.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (SFAS 163).  This statement clarifies accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.  SFAS 163 is effective for fiscal years and interim periods within those years, beginning after December 15, 2008.  Because the Company does not issue financial guarantee insurance contracts, it does not expect the adoption of this standard to have an effect on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on the Company’s financial statements.

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and principal management have acquired 40,000 shares of the outstanding stock of the Company. Former affiliates and related parties of the Company have made demand, no interest, loans to the Company of $ 160,055 represented as accounts payable.

4.  GOING CONCERN

The Company does not have the necessary working capital to  service its debt and for its  planned activity,  which  raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective. As of July 23, 2009, the company has remaining $125,000 of its $150,000 related parties operating line of credit established August 31, 2008, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

Overview

The Company was organized to serve as a vehicle for the re-organization of Safe Cell Tab, Inc. and exists as its successor in interest. The Company was incorporated on May 9, 1996, and is in the business of pursuing the marketing and sales of the Safe Cell Tab product line. The Safe Cell Tab is a small, thin, oval shaped device designed to be placed on cell phones, cordless phones, laptops and any other hand held devices that emit potentially harmful electronic radiation (EMF). The success of our Company depends largely on our ability to weather the current economic environment and the potentially benefit of successfully implementing our professional athlete testimonial initiatives.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

The following table presents the statement of operations for the three and six months ended June 30, 2009 as compared to the comparable period of 2008. The following discussion is based on these results.

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

SALES	$6,766	$3,194	$15,852	$5,705

COST OF SALES	1,926	180	4,833	252

Gross profit	4,840	3,014	11,019	5,453

EXPENSES

Administrative	6,245	5,451	11,189	12,877

NET LOSS	$(1,405)	$(2,437)	$(170)	$(7,424)

Results of Operations for the Three and Six Months Ended June 30, 2009.

Net Revenue

Net revenue for the three months ended June 30, 2009 totaled $6,766 compared to $3,194 for the three months ended June 30, 2008, an increase of $3,572, or approximately 111.8%. The increase was due to expanding the whole sales of the product.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 totaled $8,171 or approximately 120.8% of net revenue, compared to $5,631 or approximately 176.3% of net revenue for the three months ended June 30, 2008. The increase in operating expenses of $2,540, or approximately 37.5%, was due to increase in cost of sales.

Net Income Profit (Loss)

Loss from operations for the three months ended June 30, 2009 was ($1,405), or approximately 20.76% of net revenue, as compared to loss from operations of ($2,437) or approximately 76.3% of net revenue for the three months ended June 30, 2008, an increase in income from operations of $3,572 or approximately 111.8%. The increase in income was due to an increase in our revenue as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations, capital expenditures and liquidity needs primarily through cash from operations and related parties borrowings. Cash and cash equivalents were $173 at June 30, 2009 and current assets totaled $12,749 at June 30, 2009.(Cash and Inventory valued at cost). The Company's total current liabilities were $202,395 at June 30, 2009. Working capital at June 30, 2009 was $(196,272).

We expect for the foreseeable future that funds from operations will not provide us with sufficient capital to fund our continuing operations. Until such time cash flows from operations cover current operational requirements as well as servicing our debt, we will be required to increase borrowings or raise funds through the offering of private placements.

Working Capital Arrangement

We entered into a financial arrangement with a then related party, whereby we have at our disposal a $150,000 line of credit for ongoing operational and general company expenses. We believe this operating line of credit will be sufficient to meet our financial needs for fiscal year 2009.

Critical Accounting Policies

Management's discussion and analysis of its financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The Company’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following reflect the more critical accounting policies that currently affect the Company’s financial condition and results of operations.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. Based on that evaluation, Mr. Gus Rahim concluded that as of June 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

Dated: August 12, 2009

 CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)