Form 10-Q
period 2009-09-30
Cellteck Inc.
filed 2009-11-13
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of November 12, 2009.

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

CELLTECK, INC.

BALANCE SHEETS - unaudited

September 30, 2009 and December 31, 2008

	Sep 30,	Dec 31,
	2009	2008

ASSETS
CURRENT ASSETS

Cash	$36	$72
Accounts receivable	12,265	5,564
Inventory - for resale	2,814	8,259

Total Current Assets	$15,115	$13,895

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$42,340	$54,605
Accounts payable - related parties	162,790	148,189

Total Current Liabilities	205,130	203,371

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value - none out	-	-
Common stock
300,000,000 shares authorized at $.0001 par value
61,633,891 shares issued and outstanding	6,163	6,163
Capital in excess of par value – deficiency	463	463
Accumulated deficit	(196,641)	196,102)

Total Stockholders’ Deficiency	(190,015)	(189,476)
	$15,115	$13,895

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS -unaudited

For the Six Months Ended September 30, 2009 and 2008

	Three Months		Six Months
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2008	2007	2008	2007
	2009	2008	2009	2008

SALES	$3,115	$4,135	$18,967	$9,840

COST OF SALES	612	215	5,445	467

Gross profit	2,503	3,920	13,522	9,373

EXPENSES

Administrative	2,872	7,448	14,061	20,325

NET LOSS	$(369)	$(3,528)	$(539)	$(10,952)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic	61,634	61,634	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF CASH FLOWS - unaudited

For the Six Months Ended September 30, 2009 and 2008

	Sep 30,	Sep 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(539)	$(10,952)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivable	(6,701)	-
Changes in inventory	5,445	467
Changes in accounts payable	(12,265)	(976)

Net Changes in Cash from Operations	(14,060)	(11,461)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	14,024	11,261

Net Increase (Decrease) in Cash	(36)	(200)

Cash at Beginning of Period	72	544

Cash at End of Period	$36	$344

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

On September 30, 2009 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, principal management and others have acquired 40,000 shares of the outstanding stock of the Company and have made demand, no interest, and loans to the Company of $ 162,790, represented as accounts payable, (see note 5)

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2009

4. GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers and others, if needed, and equity funding which will provide sufficient working capital necessary to conduct operations for the coming year. (see note 5)

As of September 30, 2009, the company has remaining $120,000 of its $150,000 related parties operating line of credit established August 31, 2008, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2009.

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

The Company intends to distribute, a yet to be determined, number of preferred shares of the Company as a payment of debt due to the related parties and others. The preferred shares converted to common shares at the rate of 2 common for 1 share of preferred, at the option of the holder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

 Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

The following table presents the statement of operations for the three and six months ended September 30, 2009 as compared to the comparable period of 2008. The following discussion is based on these results.

	Three Months		Six Months
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2008	2007	2008	2007
	2009	2008	2009	2008

SALES	$3,115	$4,135	$18,967	$9,840

COST OF SALES	612	215	5,445	467

Gross profit	2,503	3,920	13,522	9,373

EXPENSES

Administrative	2,872	7,448	14,061	20,325

NET LOSS	$(369)	$(3,528)	$(539)	$(10,952)

Results of Operations for the Three and Six Months Ended September 30, 2009.

Net Revenue

Net revenue for the three months ended September 30, 2009 totaled $3,115 compared to $4,135 for the three months ended September 30, 2008, an decrease of $1,120, or approximately 33%. The decrease was due to bad economy.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 totaled $2,872 or approximately 92% of net revenue, compared to $7,448 or approximately 180% of net revenue for the three months ended September 30, 2008. The decrease in operating expenses of $4,576, or approximately 111%, was due to cutting cost to a minimum.

Net Income Profit (Loss)

Loss from operations for the three months ended September 30, 2009 was ($369), or approximately 12% of net revenue, as compared to loss from operations of ($3,528) or approximately 85% of net revenue for the three months ended September 30, 2008, the decrease in operations expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash and cash equivalents were $36 at September 30, 2009 and current assets totaled $15,115 at September 30, 2009 (Cash and Inventory valued at cost). The Company's total current liabilities were $205,130 at September 30, 2009. Working capital at September 30, 2009 was $(196,641).

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. Based on that evaluation, Mr. Gus Rahim concluded that as of September 30, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1

Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2009

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)