Form 10-K
period 2009-12-31
Cellteck Inc.
filed 2010-03-24
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X .. No      ..

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K..     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.. (Do not check if a smaller reporting company)	Smaller reporting company	X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes      . No  X .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed third fiscal quarter. As of September 30, 2009 the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 61,593,891. However, since the common stock was not then listed or traded on any stock exchange or quoted through any nationally recognized quotation service, such as the OTC Bulletin Board, it is impracticable to ascertain the aggregate market value of those shares as of that date.

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of March 16, 2010 was 61,633,891.

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

The Safe Cell Tab was co-designed with and patented by Milae Electronics of South Korea. Safe Cell Tab Inc. has the exclusive distribution rights on the product line. The company has received several independent laboratory reports testing the Safe Cell Tab product. The tests conducted were performed to US ASTM standards (American Society for Testing and Materials).

We were organized to serve as a vehicle for the re-organization and spin-off of the Safe Cell Tab, Inc. business and exist as its successor in interest. Our products principally include the Safe Cell Tab product lines. Following the spin-off, our assets, liabilities, business and employees will consist of those currently primarily related to the Safe Cell Tab business and operations. We will continue to be the exclusive master distributor of our product lines. We will also endeavor to re-establish and further develop our Professional Athletes Testimonial Program in our incumbent markets as well as developing new markets and initiatives.

We currently generate our revenues primarily through the sale of our Safe Cell Tab product lines, without the use of our Professional Athletes Testimonial Program. Our strategy is to complete the spin-off which will allow us to pursue the re-establishment of the Professional Athletes Testimonial Program as the principle marketing initiative for our Safe Cell Tab product lines and to create a value added proposition for wholesalers of like products with developed distribution networks. In order to execute our strategy, we will continue to rely on our core strengths, including our management’s relationships with professional athletes, our Professional Athletes Testimonial Program, our diverse and attractive markets, and our product innovation.

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

Our Corporate History

The Company was incorporated on May 9, 1996 under in the Province of British Columbia, Canada with authorized 10,000 common shares with a par value of $1.00. On September 30, 2008 the Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares common stock and 100,000,000 shares preferred stock with a par value of $.0001. The Company made several name changes resulting in its present name. The terms of the preferred shares have been determined. On August 21, 2008 the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,891 common shares. The post split outstanding shares have been shown from inception.

Business Strategy

We currently have no employees and 10 distributors in the US, Canada and India. Our strategy is to continue to connect our product line offerings, customers and our Professional Athlete Testimonial Program. In order to execute our strategy, we will continue to rely on our core strengths, including our market position in our incumbent markets, our locally based sales initiatives, our Professional Athlete Testimonial Program, our diverse and attractive markets, and our product innovations.

Although we were not a party to the bankruptcy proceeding of our former parent, the perception of these bankruptcy proceedings negatively affected our ability to advance our marketing and sales campaign involving the Professional Athletics Testimonial Program. Upon the completion of the spin-off transactions, as an independent public company, we plan to resume the Professional Athletics Testimonial Program marketing campaign in internet, retail, wholesale and distribution markets. We plan to package the Professional Athletics Testimonial Program as a value added marketing recognition program and develop new distribution opportunities with existing distributor channels of similar product offerings concurrently we plan to pursue their business initiatives outside of the Safe cell Tab product lines to diversify our revenue options.

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

Our Website

Our Internet address is www.cellteck.net. Please note that information contained on our web site is not incorporated by reference into this report. Our Internet address is included in this report as an inactive textual reference only. We plan to make available free of charge most of our future SEC filings through our Internet web site as soon as reasonably practicable after we file them with the SEC. You will be able to access our future SEC filings via a hyperlink on our web site to the SEC’s web site.

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

Employees

At December 31, 2009, we have no employees.

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

Our management is our only representatives with experience relevant to the business. In addition, the demand on their time will increase because of our status as a public company. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

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

Our in-ability to expand our Professional Athletes Testimonial Program could have a material adverse effect on our business.

The re-establishment of our Professional Athletes Testimonial Program is significant to our business. Contemporaneous with this mandate, management may pursue other business initiatives to expand our revenue options into non-dependent markets.

Risk Factors Relating to Ownership of Our Common Stock

Our officers, directors and principal shareholders own a majority of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We do not currently own property and rent office space at 417 Exeter Road, London, ON, N6E 2Z3

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

	High	Low
	2009	2009
First Quarter	$0.003	$0.001
Second Quarter	$0.01	$0.001
Third Quarter	$0.015	$0.009
Fourth Quarter	$0.016	$0.001

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

Holders. As of March 16, 2010, there were approximately 26 record holders of the Company's common stock, not including shares held in "street name" in brokerage accounts which is estimated to represent approximately 1500 beneficial owners.

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

The following table provides information as of December 31, 2009 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2009

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

Purchases of Equity Securities by the Company and Affiliated Purchasers. During the fourth quarter of our fiscal year ended December 31, 2009, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

•

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Recent Sales of Unregistered Securities

There were no sales of our unregistered equity securities that occurred during 2009, as applicable.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER31, 2009 AND 2008

The following table presents the statement of operations for the year ended December 31, 2009 as compared to the comparable period of 2008. The following discussion is based on these results.

For the years Ended
	December 31,
	2009	2008

Net Revenue	$21,018	$16,810

COST OF SALES	6,173	2,293

Gross Profit	14,845	14,517

OPERATING EXPENSES

Administrative	16,826	21,758

Net income (loss)	$(1,981)	$(7,241)

Net Revenue

Net revenue for the year ended December 31, 2009 totaled $21,018 compared to $16,810for December 31, 2008, an increase of $4,208, or approximately 25%. The increase was due to expanding our wholesale distribution network.

Operating Expenses

Operating expenses for the year ended December 31, 2009 totaled $16,826 or approximately 80% of net revenue, compared to $21,758 or approximately 104% of net revenue for the year ended December 31, 2008. The decrease in operating expenses of $4,932, or approximately 29%, due to relocating to Ontario and decrease in operating expenses.

Net Income (Loss)

Loss from operations for the year ended December 31, 2009 was $1,981, or approximately 9% of net revenue, as compared to Loss from operations of $7,241 or approximately 43% of net revenue for the year ended December 31, 2008, an increase in income from operations of $4208 or approximately 25%. The increase in income was due to an increase in our revenue and a decrease in our operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash and cash equivalents were $36 at December 31, 2009 and current assets totaled $4,237 at December 31, 2009.(Cash and Inventory valued at cost). The Company's total current liabilities were $195,694 at December 31, 2009. Working capital at December 31, 2008 was $(198,083).

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

Item 8: Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

DECEMBER 31, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 31, 2009 and 2008	F-3

Statements of Operations
for the years ended December 31, 2009 and 2008	F-4

Statements of Cash Flow
for the years ended December 31, 2009 and 2008	F-5

Statements of Stockholders' Equity
for the years ended December 31, 2009 and 2008	F-6

Notes to Financial Statements	F-7

MADSEN & ASSOCIATES. CPA’s INC.	684 East Vine St. #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

CellTeck Inc.

Vancouver, BC, Canada

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of CellTeck, Inc. For the years ended December 31, 2009 and 2008 and the related statement’s of operations, stockholders' equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of CellTeck, Inc. at December 31, 2009 and 2008, and the results of operations, and cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah

/s/ Madsen & Associates, CPA’s Inc.

March 24, 2010

CELLTECK, INC.

 BALANCE SHEETS

December 31, 2009 and 2008

	Dec 31,	Dec 31,
	2009	2008

ASSETS
CURRENT ASSETS

Cash	$36	$72
Accounts receivable	2,115	5,564
Inventory - for resale	2,086	8,259
Total Current Assets	$4,237	$13,895

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$14,268	$54,605
Accounts payable - related parties	181,426	148,766

Total Current Liabilities	195,694	203,371

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value - none out	-	-
Common stock
300,000,000 shares authorized at $.0001 par value;
61,633,890 shares issued and outstanding	6,163	6,163
Capital in excess of par value	463	463
Accumulated deficit	(198,083)	(196,102)

Total Stockholders' Deficiency	(191,457)	(189,476)
	$4,237	$13,895

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2009 and 2008

	Dec 31,	Dec 31,
	2009	2008

SALES	$21,018	$16,810

COST OF SALES	6,173	2,293
Gross profit	14,845	14,517

EXPENSES

Administrative	16,826	21,758

NET LOSS	$(1,981)	$(7,241)

NET LOSS PER COMMON
SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES (stated in 1,000's)

Basic	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (deficiency)

For the Period January 1, 2007 to December 31, 2009

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2007	61,633,891	6,163	463	(172,361)

Net operating loss for the year ended December 31, 2007	-	-	-	(16,500)

Balance December 31, 2007	61,633,891	6,163	463	(188,861)

Net operating loss for the year ended December 31, 2008	-	-	-	(1,981)

Balance December 31, 2009	61,633,891	$6,163	$463	$(198,083)

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

	Dec 31,	Dec 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,981)	$(7,241)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivables	3,449	(5,564)
Changes in inventory	6,173	2,293
Changes in accounts payable	-	12,904

Net Changes in Cash from Operations	7,641	2,392

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	(7,677)	(2,864)

Net Increase (Decrease) in Cash	(36)	(472)

Cash at Beginning of Period	72	544

Cash at End of Period	$(36)	$72

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

1. ORGANIZATION

The Company was incorporated on May 9, 1996 under in the Province of British Columbia, Canada with authorized 10,000 common shares with a par value of $1.00. the Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares common stock and 100,000,000 shares preferred stock with a par value of $.0001. The Company made several name changes resulting in its present name. The terms of the preferred shares have been determined. On August 21, 2008 the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,891 common shares. The post split outstanding shares have been shown from inception.

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

On December 31, 2009 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

December 31, 2009

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

December 31, 2009

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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expresses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin 107, Share Based Payment , (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 is not expected to have a material impact on the Company’s financial position.

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

December 31, 2009

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

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and principal management have acquired 40,000 shares of the outstanding stock of the Company and have made demand, no interest, and loans to the Company of $ 181,426. represented as accounts payable. (see note 5)

4. GOING CONCERN

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

During 2010 the Company may distribute, a yet to be determined, number of common and preferred shares of the Company as a payment of debt due to the related parties. The issuance of preferred shares, and the conversion of preferred shares to common shares, convertible to common shares, at the rate of 2 common for 1 share of preferred, is at the option of the holder.

As of March 15, 2010, the company has remaining approximately 120,000 of its 150,000 related parties operating line of credit established August 31, 2008, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2010.

No other material reportable subsequent event has been determined from December 2009 thru this report.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Cellteck, Inc.’s management is responsible for establishing and maintaining adequate control over financial reporting for Cellteck, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Cellteck’s management, including our principal executive and principal financial officers, Cellteck conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information of March 15, 2010 regarding the individuals who are expected to serve as our board of directors and executive officers following the spin-off.

Name	Age	Position(s)
Gus Rahim	50	President, Chief Executive Officer and Director

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

Summary Compensation Table

		Annual Compensation		Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s) ($)		Securities Underlying Options	Long Term Payout	All Other Compensation ($)
Gus Rahim President and Chief Executive Officer	2009	$0	$0	$0	(1)	0	$0	$0	(2)

Retirement Plans, Pension Plans and Savings Plan

We do not have a retirement, Pension or Savings Plan for management or employees at this time.

Employment Agreement

We have not entered into employment agreements at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the number of shares of China Ivy common stock and the number of shares of our common stock that are held by our directors, our executive officers and each stockholder that we believe will be a beneficial owner of more than 5% of any class of our outstanding voting securities based on our estimates as of March 15, 2010.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares of China Ivy Common Stock (2)		Percentage of Class	Number of Shares of Cellteck Common Stock	Percentage of Class
Gus Rahim	10,600	(3)	*	10,600	*
Yongqi Zhu	23,673,000			23,673,000
Ming Long Industry Asia Company Limited	6,700,000			6,700,000

Executive Officers and Directors of Cellteck as a Group (3 persons)	10,600			10,600

Shares Beneficially Owned Post Re-Capitalization
Name and Address of Beneficial Owner	Number of Shares of Cellteck Preferred Stock	Number of Shares of Cellteck Common Stock Upon Conversion	Percentage of Class Common Shares Upon Conversion

Al Rahim (1)

Daniel Steer (2)

Ken Pappas (3)

(1) Al Rahim is the brother of Cellteck director Gus Rahim

(2) Daniel Steer is a Cellteck director

(3) Ken Pappas is a distributor for Cellteck

As further described in the financial statements of the Company beginning in 2003, these debt holders hold debt in the aggregate of approximately $200,000. The debt holders are affiliated and non-affiliated parties with the Company and include Daniel Steer a Director, Ken Pappas, a distributor and Al Rahim, a brother of Gus Rahim, Director and President. The results of the debt re-structuring for an aggregate amount of approximately $200,000, may consist of the issuance of common and preferred shares as determined by the Company and agreed to by the debt holders.

The issuance of the common and preffered shares by the Company to the debt holders may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

For the reasons disclosed in this Report, one of our former directors – Daniel Steer – was directly interested in the creation of our new class of Class A Shares. In addition, two other individuals, all of whom have been at certain periods are affiliated to our Corporation for the reasons explained below and elsewhere in this Report, were directly interested in the creation of our new class of Class A Shares. Except as disclosed in the section and elsewhere in the Information Statement, no associate or affiliate of any of the current directors, or any nominees for appointment to our Board of Directors, has any substantial interest, direct or indirect, by security holdings or otherwise in any matter to be acted upon.

The Board of Directors of the Company has the right to negotiate the terms of the debt conversion transaction and has agreed to the issuance of the Preferred Series A shares to be issued in the debt conversion transaction with the debt holders.

The shareholdings of our directors and officers are listed herein in the section entitled "Security Ownership of Certain Beneficial Owners”. To our knowledge, no director has advised that he intends to oppose the increase in authorized capital as more particularly described herein.

Except in connection with the proposed debt conversion described herein, our Corporation currently has no arrangements or understandings for the issuance of additional shares of common or preferred stock, although opportunities for acquisitions in equity financings could arise at any time. If our Board of Directors deemed it to be in the best interests of our Corporation and the stockholders to issue additional shares of common and/or preferred stock in the future from authorized shares, the Board of Directors generally will not seek further authorization by both of the stockholders, unless such authorization is otherwise required by law or regulations.

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

As further described in the financial statements of the Company beginning in 2003, these debt holders hold debt in the aggregate of approximately $200,000. The debt holders are affiliated and non-affiliated parties with the Company and include Daniel Steer a Director, Ken Pappas, a distributor and Al Rahim, a brother of Gus Rahim, Director and President. Daniel Steers and Ken Pappas’s debt relates to monies owing to each of them beginning in 2003 for out of pocket cash advances to Safe Cell Tab. The Al Rahim debt is the result of out of pocket cash advances to Safe Cell Tab for operating expenses. The debt described herein does not relate to fees for services but rather cash advances to the Company as described in the financial filings beginning in 2003. Also, the amount of cash advances is changing ongoing, categorized as current accounts payable.

Director Independence. Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed for fiscal year 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $14,000.

Audit-Related Fees

Aggregate fees billed in fiscal year 2009 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0.

Tax Fees

Aggregate fees billed in fiscal year 2009 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0.

All Other Fees

Aggregate fees billed in fiscal year 2009 for products and services provided by the principal accountant, other than the services reported above: $0.

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

Dated: March 23, 2010

Cellteck, Inc.

By:/s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer