Form 10-Q
period 2010-03-31
Cellteck Inc.
filed 2010-05-17
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of April 9, 2010.

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

CELLTECK, INC.

 BALANCE SHEETS - unaudited

March 31, 2010 and December 31, 2009

	Mar 31,	Dec 31,
	2010	2009

ASSETS
CURRENT ASSETS

Cash	$36	$36
Accounts receivable	1,602	2,115
Inventory - for resale	3,931	2,086

Total Current Assets	$5,569	$4,237

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$14,268	$14,268
Accounts payable - related parties	193,594	181,426

Total Current Liabilities	207,862	195,694

STOCKHOLDERS' DEFICIENCY

Preferred stock 100,000,000 shares authorized at $.0001 par value - none out	-	-
Common stock 300,000,000 shares authorized at $.0001 par value 61,633,891 shares issued and outstanding	6,163	6,163
Capital in excess of par value – deficiency	463	463
Accumulated deficit	(208,919)	(198,083)

Total Stockholders’ Deficiency	(202,293)	(191,457)
	$5,569	$4,237

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS -unaudited

For the Three Months Ended March 31, 2010 and 2009

	Mar 31,	Mar 31,
	2010	2009

SALES	$1,538	$9,086

COST OF SALES	528	2,907
Gross profit	1,010	6,197

EXPENSES
Administrative	11,846	4,944

NET LOSS	$(10,836)	$1,235

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's
Basic	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF CASH FLOWS - unaudited

For the Six Months Ended March 31, 2010 and 2009

	Mar 31,	Mar 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(10,836)	$1,235
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivable	513	(3,586)
Changes in inventory	(1,845)	2,907
Changes in accounts payable	-	-

Net Changes in Cash from Operations	(12,168)	556

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	12,168	(88)

Net Increase (Decrease) in Cash	-	468

Cash at Beginning of Period	36	72

Cash at End of Period	$36	$540

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

1.

ORGANIZATION

Cellteck, Inc. (formerly Safe Cell Tab, Inc.) (the "Company") was organized to serve as a vehicle for the re-organization and spin-off of the Safe Cell Tab, Inc. business and exists as its successor in interest. The Company was incorporated on May 9, 1996, in the province of British Columbia, with authorized 10,000 common shares par value $1.00. On August 22, 2003 (as amended), the Company was acquired by Claremont Technologies Corp, as a wholly owned subsidiary. On August 21, 2008, the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,891 common shares. The post split outstanding shares have been shown from inception. As a result of the re-organization, the Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares common stock and 100,000,000 shares preferred stock, each with a par value of $.0001.The Company made several name changes resulting in its present name.

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

On March 31, 2010 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

Inventory

Inventory is stated at the lower of cost or market using the first in first out method.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes anti-dilutive and then only the basic per share amounts are shown in the report.

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gains or losses are recognized from the translations. US dollars are considered to be the functional currency.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2010

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

3.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, principal management and others have acquired 40,000 shares of the outstanding stock of the Company and have made demand, no interest, and loans to the Company of $ 193,594, represented as accounts payable. (see note 5)

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2010

4.

GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers and others, if needed, and equity funding which will provide sufficient working capital necessary to conduct operations for the coming year. (see note 5)

As of March 31, 2010, the company has remaining $105,000 of its $150,000 related parties operating line of credit established August 31, 2008, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2010.

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

On May 12, 2010, The Company distributed 40,000,000 preferred shares of the Company as a payment of $40,000.00 debt due to related parties, resulting in a change of control of the Company. The preferred shares can be converted to common shares at the rate of 2 common for 1 share of preferred, at the option of the holder.

A review of other subsequent events was completed and no material event was found to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

 Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE AND THREE MONTHS ENDED MARCH 31, 2010 AND 2009

The following table presents the statement of operations for the three months ended March 31, 2010 as compared to the comparable period of 2009. The following discussion is based on these results.

	March 31,	March 31,
	2010	2009

NET REVENUE	$1,538	$9,086

COST OF SALES	528	2,907

Gross profit	1,010	6,179

EXPENSES

Administrative	11,846	4,944

NET PROFIT (LOSS)	$(10,836)	$1,235

Results of Operations for the Three Months Ended March 31, 2010.

Net Revenue

Net revenue for the three months ended March 31, 2010 totaled $1,538 compared to $9,086 for the three months ended March 31, 2009, a decrease of $7,548, or approximately 491%. The decrease was due, in part, to a down turn in the economy.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 totaled $12,374 or approximately 805% of net revenue, compared to $7,581 or approximately 86% of net revenue for the three months ended March 31, 2010. The increase in operating expenses of $4,523, or approximately 294%, was due to lower revenue and increased operating cost.

Net Income Profit (Loss)

Loss from operations for the three months ended March 31, 2010 was ($10,836), or approximately 705% of net revenue, as compared to profit from operations of ($1,235) or approximately 14% of net revenue for the three months ended March 31, 2009, the decrease in operations expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings.

Cash and cash equivalents were $36 at March 31, 2010 and current assets totaled $5,569 at March 31, 2010 (Cash and Inventory valued at cost). The Company's total current liabilities were $(202,293) at March 31, 2010. Working capital at March 31, 2010 was $(208,919).

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

Working Capital Arrangement

We entered into a financial arrangement with a related party, whereby we will have at our disposal a $150,000 line of credit for ongoing operational and general company expenses. We believe this operating line of credit will be sufficient to meet our financial needs for fiscal year 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. Based on that evaluation, Mr. Gus Rahim concluded that as of March 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending March 31, 2010F, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 13, 2010

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)