Form 10-Q
period 2010-06-30
Cellteck Inc.
filed 2010-08-16
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891shares of common stock outstanding as of August 10, 2010.

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

CELLTECK, INC.

BALANCE SHEETS - unaudited

June 30, 2010 and December 31, 2009

	June 30,	Dec 31,
	2010	2009
ASSETS
CURRENT ASSETS

Cash	$36	$36
Accounts receivable	-	2,115
Inventory - for resale	3,876	2,086

Total Current Assets	$3,912	$4,237

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$193,016	$195,694

Total Current Liabilities	193,016	195,694

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value
40,000,000 shares issued and outstanding	4,000	-
Common Stock
300,000,000 shares authorized at $.0001 par value
61,633,891 shares issued and outstanding	6,163	6,163
Capital in excess of par value – deficiency	36,463	463
Accumulated deficit	(235,730)	(198,083)

Total Stockholders’ Deficiency	(189,104)	(191,457)
	$3,912	$4,237

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS -unaudited

For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

SALES	$1,188	$6,766	$2,726	$15,852

COST OF SALES	180	1,926	708	4,833

Gross profit	1,008	4,840	2,018	11,019

EXPENSES

Administrative	27,819	6,245	39,665	11,189

NET LOSS	$(26,811)	$(1,405)	$(37,647)	$(170)

NET LOSS PER COMMON
SHARE

Basic and diluted	$-	$-	$-	$-

AVERAGE OUTSTANDING
SHARES - stated in 1,000's

Basic	61,634	61,634	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended June 30, 2010 and 2009

	Jun 30,	Jun 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(37,647)	$(170)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivable	2,115	-
Changes in inventory	(1,790)	4,833
Changes in accounts payable	10,668	(3,586)

Net Changes in Cash from Operations	(26,654)	1,077

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	26,654	(976)

Net Increase (Decrease) in Cash	36	101

Cash at Beginning of Period	-	72

Cash at End of Period	$36	$173

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

On June 30, 2010 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

Foreign Currency Translation

Part of the transactions of the Company was completed in Canadian dollars and have been translated to US dollars as incurred,

at the exchange rate in effect at the time, and therefore, no gains or losses  are recognized from the translations.  US dollars are considered to be the functional currency.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2010

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

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, principal management and others have acquired 40,000 common shares and 40,000,000 preferred shares of the outstanding stock of the Company.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2010

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

As of  June 30, 2010, the company has remaining approximately $95,000 of its $150,000 related parties operating line of credit established August 31, 2008, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2010.

5. ISSUANCE OF PREFERRED STOCK

The Company has issued 40,000,000 preferred shares of the Company as a payment of debt due to related parties, resulting in a change of control of the Company. The preferred shares can be converted to common shares at the rate of 2 common for 1 share of preferred, at the option of the holder. The fair value of the preferred shares issued assumed to be the debt amount cancelled.

6. SUBSEQUENT EVENTS

A review of other subsequent events was completed and no material event was found to report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

 Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

The following table presents the statement of operations for the three and six months ended June 30, 2010 as compared to the comparable period of 2009. The following discussion is based on these results.

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
SALES	$1,188	$6,766	$2,726	$15,852
COST OF SALES	180	1,926	708	4,833
Gross profit	1,008	4,840	2,018	11,019
EXPENSES
Administrative	27,819	6,245	39,665	11,189
NET LOSS	$(26,811)	$(1,405)	$(37,647)	$(170)

Results of Operations for the Three Months Ended June 30, 2010.

Net Revenue

Net revenue for the three months ended June 30, 2010 totaled $1,188 compared to $6,766for the three months ended June 30, 2009, a decrease of $5,578, the decrease was due, in part, to a down turn in the economy.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 totaled $27,999, compared to $8,171 for the three months ended June 30, 2009. The increase in operating expenses of $19,828 was due to lower revenue and increased operating cost.

Net Income Profit (Loss)

Loss from operations for the three months ended June 30, 2010 was ($26,811), as compared to loss from operations of ($1,405) for the three months ended June 30, 2009, the increase in operations expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash and cash equivalents were $36 at June 30, 2010 and current assets totaled $3,912 at June 30, 2010 (Cash and Inventory valued at cost). The Company's total current liabilities were $(193,016) at June 30, 2010. Working capital at June 30, 2010 was $(235,730).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures and internal controls that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures and internal controls, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures and internal controls.

As required by the Securities and Exchange Commission Rule 13a-15(e) and Rule 15d-15(e), we carried out an evaluation, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 12, 2010

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Gus Rahim

Gus Rahim

President and Chief Financial Officer