Form 10-K/A
period 2009-12-31
Cellteck Inc.
filed 2010-08-26
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ..

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Annual Report”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2010, in response to a comment letter received from the SEC dated August 6, 2010 in connection with its review of our Original Annual Report (the “Comment Letter”).

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

For the years Ended
	December 31,
	2009	2008

Net Revenue	$21, 018	$16,810

COST OF SALES	6,173	2,293

Gross Profit	14,845	14,517

OPERATING EXPENSES

Administrative	16,826	21,758

Net income (loss)	$(1,981)	$(7,241)

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

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash and cash equivalents were $36 at December 31, 2009 and current assets totaled $4,237 at December 31, 2009.(Cash and Inventory valued at cost). The Company's total current liabilities were $195694 at December 31, 2009. Working capital at December 31, 2008 was $(198,083).

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

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (deficiency)

For the Period January 1, 2007 to December 31, 2009

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2007	61,633,891	6,163	463	(172,361)

Net operating loss for the year ended December 31, 2007	-	-	-	(16,500)

Balance December 31, 2007	61,633,891	6,163	463	(188,861)

Net operating loss for the year ended December 31, 2008	-	-	-	(7,241)

Balance December 31, 2008	61,633,891	6,163	463	(196,102)

Net operating loss for the year ended December 31, 2009	-	-	-	(1,981)

Balance December 31, 2009	61,633,891	$6,163	$463	$(198,083)

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

	Dec 31,	Dec 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,981)	$(7,241)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivables	3,449	(5,564)
Changes in inventory	6,173	2,293
Changes in accounts payable	(40,337)	12,904

Net Changes in Cash from Operations	(32,696)	2,392

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	32,660	(2,864)

Net Increase (Decrease) in Cash	(36)	(472)

Cash at Beginning of Period	72	544

Cash at End of Period	$(36)	$72

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers and others, if needed, and equity funding which will provide sufficient working capital necessary to conduct operations for the coming year. (see note 5)

Al Rahim, an affiliate of the Company and brother to the Company’s sole Director and Officer, Gus Rahim, established a related party line of credit on August 31, 2008, in the amount of 150,000. The line of credit is used for operating expenses of the Company, and as of March 15, 2010, the company has remaining approximately 120,000 of its 150,000, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2010. The re-payment of the line of credit by the Company is debt due related parties, and accordingly is interest free, payable at the demand of the creditor.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Cellteck, Inc.’s management is responsible for establishing and maintaining adequate control over financial reporting for Cellteck, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Cellteck’s management, including our principal executive and principal financial officers, Cellteck conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

Summary Compensation Table

		Annual Compensation		Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s) ($)	Securities Underlying Options	Long Term Payout	All Other Compensation ($)
Gus Rahim President and Chief Executive Officer	2009	$0	$0	$0(1)	0	$0	$0(2)

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

The issuance of the common and preferred shares by the Company to the debt holders may result in a change in control of the Company.

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

Item 15. Exhibits

Exhibit No.	Description
10.1	FORM OF DISTRIBUTION*

10.2	FORM OF MERGER AGREEMENT*

3.1	ARTICLES OF INCORPORATION*

3.1	Bylaws*

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934
.
31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350

*Incorporated by reference to the Form 10 registration statement filed July 14, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 20, 2010

Cellteck, Inc.

By:/s/ Gus Rahim

Gus Rahim

Chief Executive Officer