Form 10-Q/A
period 2009-12-31
Cellteck Inc.
filed 2010-08-26
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, principal management and others have acquired 40,000 shares of the outstanding stock of the Company and have made demand, no interest, and loans to the Company of $ 193,594 represented as accounts payable. (see note 5).

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

On May 12, 2010, The Company distributed 40,000,000 preferred shares of the Company as a payment of $40,000.00 debt due to related parties, resulting in a change of control of the Company. The preferred shares paid and related convertible common shares have no trading value at the time of payment to the related party creditor, Al Rahim, who at the time of the transaction is an affiliate of the Company and brother to the Company’s sole Director and Officer, Gus Rahim. The Company Board of Directors determined the value of the 40 Million preferred shares paid to be the amount of the $40,000 debt.

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended  March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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