Form 10-K/A
period 2009-12-31
Cellteck Inc.
filed 2010-09-23
CIK 1419583

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      . No  X ..

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

EXPLANATORY NOTE

We originally filed our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original 10-K”) with the Securities and Exchange Commission (“SEC”) on March 24, 2010 (the “Original Filing Date”). The purpose of this Amendment No. 2 on Form 10-K/A (“Form 10-K/A2”) is to revise our financial statements for the fiscal year ended December 31, 2009 (“fiscal 2009”), to revise certain disclosures about disclosure about controls and procedures and to reclassify certain amounts in the consolidated statements of operations and cash flows and to expand certain footnote disclosures, which are included in our Original 10-K. Management and our Board of Directors concluded that the Company’s financial statements for fiscal 2009 and certain related matters (the “Revisions”) should be revised due certain review comments made by the Staff of the SEC.

This Form 10-K/A2 only amends and restates; Item 8, Note 6 Statement of Changes in Stockholders’ Equity (deficiency) and Statement of Cash Flows; Item 9A of Part II, Controls and Procedures; and Item 15 of Part III, Sarbanes-Oxley Section 302 certifications and the inclusion of Exhibit 3.1, Certification of Designation with respects to our Preferred Series A stock, of our Original 10-K, in each case, solely as a result of, and to reflect, the Revisions, and no other information in our Original 10-K is amended hereby. Except for the amended or restated information contained herein, this Form 10-K/A continues to speak as of the Original Filing Date (unless explicitly identified as of another date). Other events or circumstances occurring after the Original Filing Date or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original 10-K. Accordingly, this Form 10-K/A2 should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to the Original Filing Date of our Original 10-K.

TABLE OF CONTENTS

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

Item 1A. Risk Factors

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

Shares of our common stock may continue to be subject to price volatility and illiquidity because our shares may continue to be thinly traded and may never become eligible for trading on a national securities exchange .

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

DECEMBER 31, 2009

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

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (deficiency) As Restated

For the Period December 31, 2007 to December 31, 2009

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

CELLTECK, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008 as Restated

	Dec 31,	Dec 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,981)	$(7,241)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivables	3,449	(5,564)
Changes in inventory	6,173	2,293
Changes in accounts payable	(40,337)	12,904

Net Changes in Cash from Operations	(32,696)	2,392

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	32,660	(2,864)

Net Increase (Decrease) in Cash	(36)	(472)

Cash at Beginning of Period	72	544

Cash at End of Period	$36	$72

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

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

6.

RESTATEMENT OF FINANCIAL STATEMENTS TO CORRECT ERRORS

Statement of Changes in Stockholders’ Equity

Deleted information for the year ended December 31, 2007 and added information for the year ended December 31, 2009 as follows:

CELLTECK, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (deficiency)       As Filed

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

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

CELLTECK, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (deficiency)      As Restated

For the Period December 31, 2007 to December 31, 2009

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

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

6.

RESTATEMENT OF FINANCIAL STATEMENTS TO CORRECT ERRORS- Continued.

Statement of Cash Flows

Reclassify changes in accounts payable shown under net cash flows from operating activities to changes in advances from related parties shown under cash flows from financing activities as follows:

CELLTECK, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008            As Filed

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

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2009

CELLTECK, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008                 as Restated

	Dec 31,	Dec 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,981)	$(7,241)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivables	3,449	(5,564)
Changes in inventory	6,173	2,293
Changes in accounts payable	(40,337)	12,904
Net Changes in Cash from Operations	(32,696)	2,392

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	32,660	(2,864)
Net Increase (Decrease) in Cash	(36)	(472)
Cash at Beginning of Period	72	544
Cash at End of Period	$36	$72

The accompanying notes are an integral part of these financial statements.

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

Item 15. Exhibits

Exhibit No.	Description
10.1	FORM OF DISTRIBUTION*
10.2	FORM OF MERGER AGREEMENT*
3.1	ARTICLES OF INCORPORATION*
3.1	Certification of Designations
3.1	Bylaws*
31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2	Certification of Chief Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*Incorporated by reference to the Form 10 registration statement filed July 14, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 2010

Cellteck, Inc.

By:/s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

CELLTECK, INC.