Form 10-Q
period 2010-09-30
Cellteck Inc.
filed 2010-11-15
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891shares of common stock outstanding as of November 12, 2010.

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

CELLTECK, INC.

 BALANCE SHEETS

September 30, 2010 and December 31, 2009

	(Unaudited)
	Sep 30,	Dec 31,
	2010	2009

ASSETS
CURRENT ASSETS

Cash	$36	$36
Accounts receivable	-	2,115
Inventory - for resale	3,821	2,086

Total Current Assets	$3,857	$4,237

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$25,000	$14,268
Advances from related party	167,487	181,426

Total Current Liabilities	192,487	195,694

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value
40,000,000 shares issued and outstanding	4,000	-
Common Stock
300,000,000 shares authorized at $.0001 par value
61,633,891 shares issued and outstanding	6,163	6,163
Capital in excess of par value	36,463	463
Accumulated deficit	(235,256)	(198,083)

Total Stockholders’ Deficiency	(188,630)	(191,457)
	$3,857	$4,237

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF OPERATIONS -UNAUDITED

For the three and Nine Months Ended September 30, 2010 and 2009

	Three Months		Nine Months
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2010	2009	2010	2009

SALES	$10,806	$3,115	$13,532	$18,967

COST OF SALES	6,511	612	7,094	5,445

Gross profit	4,295	2,503	6,438	13,522

EXPENSES

General & administrative	3,821	2,872	43,675	14,061

NET INCOME (LOSS)	$474	$(369)	$(37,237)	$(539)

NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic and diluted	61,634	61,634	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF CASH FLOWS - UNAUDITED

For the Nine Months Ended September 30, 2010 and 2009

	Sep 30,	Sep 30,
	2010	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(37,237)	$(539)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivable	2,115	(6,701)
Changes in inventory	(1,735)	5,445
Changes in accounts payable	10,796	(12,265)

Net Changes in Cash from Operations	(26,061)	(14,060)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related party	26,061	14,024

Net Increase (Decrease) in Cash	-	(36)

Cash at Beginning of Period	36	72

Cash at End of Period	$36	$36

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING ACTIVITIES

Preferred Stock issued for advances from related party	$40,000

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the period ended September 30, 2010, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2010 or any other subsequent period.

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

On September 30, 2010 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

September 30, 2010

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

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors, principal management and others have acquired 40,000 common shares and 40,000,000 preferred shares of the Company.   During the nine months ended September 30, 2010, a shareholder advanced $26,061 to the Company, of which $14,268 was used to pay off third party accounts payable.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2010

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

Al Rahim, an affiliate of the Company and brother to the Company’s sole Director and Officer, Gus Rahim, established a related party line of credit on August 31, 2008, in the amount of 150,000. The line of credit is used for operating expenses of the Company, and as of  September 30, 2010, the company has remaining approximately 90,000 of its 150,000, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2010. The re-payment of the line of credit by the Company is debt due related parties, and accordingly is interest free, payable at the demand of the creditor.

5. ISSUANCE OF PREFERRED STOCK

On May 12, 2010, the Company issued 40,000,000 preferred shares of the Company as a payment for $40,000 in related party accounts payable, resulting in a change of control of the Company. The preferred shares can be converted to common shares at the rate of 2 common for 1 share of preferred, at the option of the holder. The preferred shares paid and related convertible common shares have no trading value at the time of payment to the related party creditor, Al Rahim, who at the time of the transaction is an affiliate of the Company and brother to the Company’s sole Director and Officer, Gus Rahim. The Company Board of Directors determined the value of the 40 Million preferred shares paid to be the amount of the $40,000 debt.

6.  SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 12, 2010, which is the date the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

 Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table presents the statement of operations for the three and nine months ended September 30, 2010 as compared to the comparable period of 2009. The following discussion is based on these results.

	Three Months		Nine Months
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2010	2009	2010	2009

SALES	$10,806	$3,115	$13,532	$18,967

COST OF SALES	6,511	612	7,094	5,445

Gross profit	4,295	2,503	6,438	13,522

EXPENSES

General & Administrative	3,821	2,872	43,675	14,061

NET LOSS	$474	$(369)	$(37,237)	$(539)

Results of Operations for the Three Months Ended September 30, 2010.

Net Revenue

Net revenue for the nine months ended September 30, 2010 totaled $13,532 compared to $18,967for the nine months ended September 30, 2009, a decrease of $5,435, The significant decreases in revenues for the nine month period of 2010 are in part related to a downturn in the economy generally, in addition to such factors as inventory stockpiling by certain retailers.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 totaled $50,769, compared to $19,506 for the nine months ended September 30, 2009.  The increase in operating expenses of $31,263 was due to lower revenue and increased operating cost. Specifically, the Company has received its legal fees invoice for the last two years in the last quarter and there was no knowledge of the amount due, therefore, there was no accounts payable projected in previous filing.

Net Income Profit (Loss)

Loss from operations for the nine months ended September 30, 2010 was ($37,237), as compared to loss from operations of ($539) for the nine months ended September 30, 2009, the increase in operations expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash and cash equivalents were $36 at September 30, 2010 and current assets totaled $3,857 at September 30, 2010 (Cash and Inventory valued at cost). The Company's total current liabilities were $(192,487) at September 30, 2010. Working capital at September 30, 2010 was $(188,630).

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

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated: November 12, 2010

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Gus Rahim

Gus Rahim

President and Chief Financial Officer