Form 10-K
period 2010-12-31
Cellteck Inc.
filed 2011-03-31
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act..

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). .

Yes      . No   X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed third fiscal quarter. As of September 30, 2010 the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 61,593,891. However, since the common stock was not then listed or traded on any stock exchange or quoted through any nationally recognized quotation service, such as the OTC Bulletin Board, it is impracticable to ascertain the aggregate market value of those shares as of that date.

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of March 16, 2011 was 61,633,891.

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

Employees

At December 31, 2010, we have no employees.

Location of Our Business

Our facilities are located at 427 Exeter Road, London, Ontario.

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

Item 1B: Unresolved Staff Comments

None.

Item 2.  Properties

We do not currently own property and rent office space at 427 Exeter Road, London, ON, N6E 2Z3

Item 3.  Legal Proceedings

We are not presently a party to legal proceedings.

Item 4.  Submission of Matters to Vote of Security Holders.

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

	High	Low
	2010	2010

First Quarter	$0.04	$0.008
Second Quarter	$0.015	$0.008
Third Quarter	$0.015	$0.005
Fourth Quarter	$0.022	$0.005

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

Holders.  As of March 7, 2011, there were approximately 23 record holders of the Company's  common  stock,  not  including  shares held in "street  name" in brokerage  accounts  which is  estimated to represent approximately 1100 beneficial owners.

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

The following table provides information as of December 31, 2010 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2010

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.  During the fourth quarter of our fiscal year ended December 31, 2010, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

Item 6.  Selected Financial Data

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER31, 2010 AND 2009

The following table presents the statement of operations for the year ended December 31, 2010 as compared to the comparable period of 2009. The following discussion is based on these results.

	For the years Ended
	Dec 31,	Dec 31,
	2010	2009

Net Revenue	$17,387	$21,018

COST OF SALES	1,903	6,173
Gross Profit	15 , 484	14,845

OPERATING EXPENSES

General and administrative	56,510	16,826

Net (loss)	$(41,026)	$(1,981)

Net Revenue

Net revenue for the year ended December 31, 2010 totaled $17,387 compared to $21,018 for December 31, 2009, a decrease of $3,631, or approximately 17%. The decrease was due to slow orders coming from the wholesale distribution.

Operating Expenses

Operating expenses for the year ended December 31, 2010 totaled $56,510 or approximately 325% of net revenue, compared to $16,826 or approximately 80% of net revenue for the year ended December 31, 2009. The increase in operating expenses of $39,684, or approximately 228%, was due to lower revenue and increased operating cost. Specifically, the Company has received its legal fees invoice for the last two years in the last quarter and there was no knowledge of the amount due, therefore, there was no accounts payable projected in previous filing.

Net Income (Loss)

Loss from operations for the year ended December 31, 2010 was $41,026, or approximately 236% of net revenue, as compared to Loss from operations of $1,981 or approximately 9% of net revenue for the year ended December 31, 2009, a decrease in income from operations of $3,631 or approximately 17% as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash and cash equivalents were $3 at December 31, 2010 and current assets totaled $3,219 at December 31, 2010.(Cash and Inventory valued at cost). The Company's total current liabilities were $195,702 at December 31, 2010. Working capital at December 31, 2010 was $(231,109).

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

DECEMBER 31, 2010

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 31, 2010 and 2009	F-3

Statements of Operations
for the years ended December 31, 2010 and 2009	F-4

Statements of Stockholders' Equity
for the years ended December 31, 2010 and 2009	F-5

Statements of Cash Flow
for the years ended December 31, 2010 and 2009	F-6

Notes to Financial Statements	F-7

MADSEN & ASSOCIATES CPA’s INC.	684 East Vine Street, #3
Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and

Stockholders of CellTeck, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of CellTeck, Inc. (the Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CellTeck, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Madsen & Associates, CPA’s Inc.”

Murray, Utah

March 22, 2011

CELLTECK, INC.

BALANCE SHEETS

December 31, 2010 and 2009

	Dec 31,	Dec 31,
	2010	2009

ASSETS
CURRENT ASSETS

Cash	$3	$36
Accounts receivable		2,115
Inventory - for resale	3,216	2,086
Total Current Assets	$3,219	$4,237

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$25,000	$14,268
Accounts payable - related parties	170,702	181,426

Total Current Liabilities	195,702	195,694

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value 40,000,000 shares issued and outstanding	4 , 000	-
Common stock
300,000,000 shares authorized at $.0001 par value;
61,633,890 shares issued and outstanding	6,163	6,163
Capital in excess of par value	36,463	463
Accumulated deficit	(239,109)	(198,083)

Total Stockholders' Deficiency	(192,483)	(191,457)
Total Liabilities and Stockholders’ Deficiency	$3,219	$4,237

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2010 and 2009

	Dec 31,	Dec 31,
	2010	2009

SALES	$17,387	$21,018

COST OF SALES	1,903	6,173
Gross profit	15 , 484	14,845

EXPENSES

General and administrative	56,510	16,826

NET LOSS	$(41,026)	$(1,981)

NET LOSS PER COMMON
SHARE

Basic and diluted	$-	$-

WEIGHTED AVERAGE OUTSTANDING
SHARES (stated in 1,000's)

Basic and diluted	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF STOCKHOLDERS' (DEFICIENCY)

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance December 31, 2008	61,633,891	$6,163	$463	$(196,102)

Net loss for the year ended December 31, 2009	-	-	-	(1,981)

Balance December 31, 2009	61,633,891	$6,163	$463	$(198,083)

Net loss for the year 2010	-	-	-	(41,026)
Balance December 31, 2010	61,633,891	$6,163	36,463	$(239,109)

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2010 and 2009

	Dec 31,	Dec 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(41,026)	$(1,981)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivables	2 , 115	3,449
Changes in inventory	(1,130)	6,173
Changes in accounts payable	10,732	(40,337)

Net Changes in Cash from Operations	(29,309)	(32,696)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	29,276	32,660

Net Increase (Decrease) in Cash	(33)	(36)

Cash at Beginning of Period	36	72

Cash at End of Period	$3	$36

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Issuance of preferred stock for related party accounts payable

$ 40,000

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

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

On December 31, 2010 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

Inventory

Inventory is stated at the lower of cost or market using the first in first out method.

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

December 31, 2010

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except for its revenues. All revenues are from one distributor.

Revenue Recognition

The Company recognizes revenue when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectability is reasonably assured.

Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectability of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Revenues are exclusive for the sales of the Company’s products; the Company does not sell services. Revenue is recognized at the time of shipping determined as F.O.B loading dock. Products prices are fixed and are determined at the time of shipping, inclusive of all volume or other available discounts. Returns policy includes accounting for returns drawn from a return pool that is adjusted quarterly as required under the GAAP estimated return criteria. Historically, the return of products has not been material.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its  financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company issued 40,000,000 preferred shares of stock to the brother of the Company’s sole director, in satisfaction of $40,000 in related party accounts payable. This same person has made non-interest bearing advances of $100,702 to the Company, which are payable on demand ($29,276 of these advances were made in 2010).

Additionally, the Company has a line of credit arrangement with the brother of the sole director, whereby the Company can receive cash of up to $150,000. At December 31, 2010, the Company owed $70,000 under this line of credit. This line of credit bears no interest and is payable on demand. This amount, and the advances explained above, are recorded in accounts payable - related parties on the balance sheet.

4 ..  ISSUANCE OF PREFERRED STOCK

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

5.  GOING CONCERN

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

Al Rahim, an affiliate of the Company and brother to the Company’s sole Director and Officer, Gus Rahim, established a related party line of credit on August 31, 2008, in the amount of 150,000. The line of credit is used for operating expenses of the Company, and as of  December 31, 2010, the company has remaining approximately 80,000 of its 150,000, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2011.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Cellteck, Inc.’s management is responsible for establishing and maintaining adequate control over financial reporting for Cellteck, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Cellteck’s management, including our principal executive and principal financial officers, Cellteck conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information of  December 31, 2010 regarding the individuals who are expected to serve as our board of directors and executive officers following the spin-off.

Name	Age	Position(s)
Gus Rahim	51	President, Chief Executive Officer and Director

Gus Rahim is the owner and President of the Ontario Driving School of London Inc. since 1982 to present,, the owner and President of Payless Auto Leasing and Sales Inc since 1985 to present and was the owner and General Manger of Canadian Centre for Decision Driving (CCDD) from 2004 to 2007.

Mr. Rahim is also the founding member of the Truck Training Schools Association of Ontario in1993 and presently serves as a board member and past President. Additionally, Mr. Rahim in 2005 served as a board member of The Road Safety Association for one year. And active member of the Ontario Safety League and served as the President and Chairman of the Board of Claremont Technologies Corp from 2005 to 2006 a Company trading on the OTC: BB.

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

Summary Compensation Table

		Annual Compensation		Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s) ($)	Securities Underlying Options	Long Term Payout	All Other Compensation ($)
Gus Rahim President and Chief Executive Officer	2010	$0	$0	$0	0	$0	$0

Retirement Plans, Pension Plans and Savings Plan

We do not have a retirement, Pension or Savings Plan for management or employees at this time.

Employment Agreement

We have not entered into employment agreements at this time.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the number of shares of China Ivy common stock and the number of shares of our common stock that are held by our directors, our executive officers and each stockholder that we believe will be a beneficial owner of more than 5% of any class of our outstanding voting securities based on our estimates as of March 15, 2011.

Shares Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares of China Ivy Common Stock	Percentage of Class	Number of Shares of Cellteck Common Stock	Percentage of Class
Gus Rahim	10,600	*	10,600	*
Yongqi Zhu	23,673,000		23,673,000
Ming Long Industry Asia Company Limited	6,700,000		6,700,000

Executive Officers and Directors of Cellteck	10,600		10,600

	Shares Beneficially Owned Post Re-Capitalization
Name and Address of Beneficial Owner	Number of Shares of Cellteck Preferred Stock	Number of Shares of Cellteck Common Stock Upon Conversion	Percentage of Class Common Shares Upon Conversion
Al Rahim (1) 427 Exeter Road London, ON Canada	40,000,000	80,000,000	57%

(1) Al Rahim is the brother of Cellteck director Gus Rahim

As further described in the financial statements of the Company beginning in 2003, debt holders hold debt in the aggregate of approximately $200,000. The debt holders are affiliated and non-affiliated parties with the Company and include Al Rahim, a brother of Gus Rahim, Director and President. The results of the debt re-structuring for an aggregate amount of approximately $200,000, may consist of the issuance of common and preferred shares as determined by the Company and agreed to by the debt holders.

The issuance of the common and preferred shares by the Company to the debt holders may result in a change in control of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons, promoters and certain control persons

For the reasons disclosed in this Report, our debt holders may have been at certain periods affiliated to our corporation and may have a direct interest in the creation of our new class A Shares. Except as disclosed in this section and elsewhere in this Report no associate or affiliate of any of the current directors, or any nominees for appointment to our Board of Directors, has any substantial interest, direct or indirect, by security holdings or otherwise in any matter to be acted upon.

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

As further described in the financial statements of the Company beginning in 2003, the debt holders hold debt in the aggregate of approximately $200,000. The debt holders are affiliated and non-affiliated parties with the Company and include Al Rahim, a brother of Gus Rahim, Director and President. The Al Rahim debt is the result of out of pocket cash advances to Safe Cell Tab for operating expenses. The debt described herein does not relate to fees for services but rather cash advances to the Company as described in the financial filings beginning in 2003. Also, the amount of cash advances is changing ongoing, categorized as current accounts payable.

Director Independence

Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed for fiscal year 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $10,000.

Audit-Related Fees

Aggregate fees billed in fiscal year 2010for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0.

Tax Fees

Aggregate fees billed in fiscal year 2010 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0.

All Other Fees

Aggregate fees billed in fiscal year 2010 for products and services provided by the principal accountant, other than the services reported above: $0.

Cellteck, Inc. audit committee’s pre-approval policy is to retain the services of a professional accountant only once the threshold established by Rule 2-01 of Regulation S-X has been met.

The audit committee’s pre-approval procedure is to carefully establish that each of the tests delineated in paragraphs (b) and (c)(1)-(3) of Rule 2-01 of Regulation S-X are met.

Item 15. Exhibits

Exhibit No.	Description

10.1	FORM OF DISTRIBUTION*

10.2	FORM OF MERGER AGREEMENT*

3.1	ARTICLES OF INCORPORATION*

3.1	Certification of Designations*

3.1	Bylaws*

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934
.
31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer pursuant to Section906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*Incorporated by reference to the Form 10 registration statement filed July 14, 2008 and September 23, 2010 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2011

Cellteck, Inc.

By:/s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer