Form 10-Q
period 2011-03-31
Cellteck Inc.
filed 2011-05-16
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of May 5, 2011.

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

CELLTECK, INC.

 BALANCE SHEETS

March 31, 2011 and December 31, 2010

(UNAUDITED)

	March 31, 2010	December 31, 2011

ASSETS

CURRENT ASSETS

Cash	$40	$3
Inventory - for resale	2,835	3,216

Total Current Assets	$2,875	$3,219

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Accounts payable	$25,000	$25,000
Accounts payable - related parties	175,513	170,702

Total Current Liabilities	200,513	195,702

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value
40,000,000 shares issued and outstanding	4,000	4,000
Common stock
300,000,000 shares authorized at $.0001 par value
61,633,891 shares issued and outstanding	6,163	6,163
Capital in excess of par value – deficiency	36,463	36,463
Accumulated deficit	(244,264)	(239,109)

Total Stockholders’ Deficiency	(197,638)	(192,483)
	$2,875	$3,219

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF OPERATIONS -unaudited

For the Three Months Ended March 31, 2011 and 2010

	March 31, 2011	March 31, 2010

SALES	$3,252	$1,538

COST OF SALES	762	528

Gross profit	2,490	1,010

EXPENSES

General and Administrative	7,645	11,846

NET LOSS	$(5,155)	$(10,836)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic and Diluted	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended March 31, 2011 and 2010

	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(5,155)	$(10,836)
Adjustments to reconcile net loss to net cash provided by operating activities

Changes in accounts receivable	-	513
Changes in inventory	381	(1,845)
Changes in accounts payable	-	-

Net Changes in Cash from Operations	(4,774)	(12,168)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	4,811	12,168

Net Increase (Decrease) in Cash	37	-

Cash at Beginning of Period	3	36

Cash at End of Period	$40	$36

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

On March 31, 2011 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

3.   SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company issued 40,000,000 preferred shares of stock to the brother of the Company’s sole director, in satisfaction of $40,000 in related party accounts payable. This same person has made non-interest bearing advances of $100,702 to the Company. Additionally, the Company has a line of credit arrangement with the brother of the sole director, whereby the Company can receive cash of up to $150,000. At March 31, 2011, the Company owed $75,000 under this line of credit. Which are payable on demand ($4,811 was advanced during the three months ended March 31, 2011). This line of credit bears no interest and is payable on demand. This amount, and the advances explained above, is recorded in accounts payable - related parties on the balance sheet.

4.   ISSUANCE OF PREFERRED STOCK

On May 12, 2010, the Company issued 40,000,000 preferred shares of the Company as a payment for $40,000 in related party accounts payable, resulting in a change of control of the Company. The preferred shares can be converted to common shares at the rate of 2 common for 1 share of preferred, at the option of the holder. The preferred shares paid and related convertible common shares have no trading value at the time of payment to the related party creditor, Al Rahim, who as a result of the transaction is an affiliate of the Company and brother to the Company’s sole Director and Officer, Gus Rahim. The Company Board of Directors determined the value of the 40 Million preferred shares paid to be the amount of the $40,000 debt.

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

Al Rahim, an affiliate of the Company and brother to the Company’s sole Director and Officer, Gus Rahim, established a related party line of credit on August 31, 2008, in the amount of 150,000. The line of credit is used for operating expenses of the Company, and as of  March 31, 2011, the company has remaining approximately 75,000 of its 150,000, which management believes shall be sufficient to meet its operating and financial obligations for fiscal year 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE AND THREE MONTHS ENDED MARCH 31, 2011 AND 2010

The following table presents the statement of operations for the three months ended March 31, 2011 as compared to the comparable period of 2010. The following discussion is based on these results.

	March 31, 2011	March 31, 2010

NET REVENUE	$3,252	$1,538

COST OF SALES	762	528

Gross profit	2,490	1,010

EXPENSES

Administrative	7,645	11,846

NET LOSS	$(5,155)	$(10,836)

Results of Operations for the Three Months Ended March 31, 2011.

Net Revenue

Net revenue for the three months ended March 31, 2011 totaled $3,252 compared to $1,538 for the three months ended March 31, 2010, an increase of $1,714, or approximately 111%. The increase was due, in part, to an increase in orders from our distributors.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 totaled $8,407 or approximately 259% of net revenue, compared to $12,374 or approximately 805% of net revenue for the three months ended March 31, 2010. The decrease in operating expenses of $3,967 was due to a decrease in operating cost.

Net Income Profit (Loss)

Loss from operations for the three months ended March 31, 2011 was ($5,155), or approximately 159% of net revenue, as compared to profit from operations of ($10,836) or approximately 705% of net revenue for the three months ended March 31, 2010, the decrease in operations expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. Cash was $40 at March 31, 2011 and current assets totaled $2,875 at March 31, 2011 (Cash and Inventory valued at cost). The Company's total current liabilities were $(200,513) at March 31, 2011. Working capital at March 31, 2011 was $(197,638).

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

Working Capital Arrangement

We entered into a financial arrangement with a related party, whereby we will have at our disposal a $150,000 line of credit for ongoing operational and general company expenses, of which we have $75,000 remaining. We believe this operating line of credit will be sufficient to meet our financial needs for fiscal year 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. Based on that evaluation, Mr. Gus Rahim concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of our stockholders during the period of this quarter report.

Item 5.   Other Information.

None.

Item 6.   Exhibits

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

Dated: May 16, 2011

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)

14