Form 10-Q
period 2011-06-30
Cellteck Inc.
filed 2011-08-15
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended June 30, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

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

______________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of August 1, 2011.

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

CELLTECK, INC.

 BALANCE SHEETS

June 30, 2011 and December 31, 2010

	(Unaudited)
	June 30,	Dec 31,
	2011	2010
ASSETS
CURRENT ASSETS

Cash	$7	$3
Accounts receivable	-	-
Inventory - for resale	2,411	3,216
Total Current Assets	$2,418	$3,219

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$25,000	$25,000
Due to Related Parties	176,484	170,702
Total Current Liabilities	201,484	195,702

STOCKHOLDERS' DEFICIENCY

Preferred stock
100,000,000 shares authorized at $.0001 par value
40,000,000 shares issued and outstanding	4,000	4,000

Common Stock
300,000,000 shares authorized at $.0001 par value
61,633,891 shares issued and outstanding	6,163	6,163
Additional Paid-in Capital	36,463	36,463
Accumulated deficit	(245,692)	(239,109)

Total Stockholders’ Deficiency	(199,066)	(192,483)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,418	$3,219

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

SALES	$3,640	$1,188	$6,892	$2,726

COST OF SALES	424	180	1,186	708

Gross profit	3,216	1,008	5,706	2,018

EXPENSES

General and administrative	4,644	27,819	12,289	39,665

NET LOSS	$(1,428)	$(26,811)	$(6,583)	$(37,647)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES – stated in 1,000's

Basic and diluted	61,634	61,634	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Jun 30,	Jun 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(6,583)	$(37,647)
Adjustments to reconcile net loss to
net cash provided by operating activities

Changes in accounts receivable	-	2,115
Changes in inventory	805	(1,790)
Changes in accounts payable	-	10,668

Net Changes in Cash from Operations	(5,778)	(26,654)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,782	26,654

Net Increase (Decrease) in Cash	4	36

Cash at Beginning of Period	3	-

Cash at End of Period	$7	$36

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

1.   ORGANIZATION

The Company was incorporated on May 9, 1996 under in the Province of British Columbia, Canada with authorized 10,000 common shares with a par value of $1.00.  the Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares common stock with a par value of $.0001 and 100,000,000 shares preferred stock with a par value of $.0001.  The Company made several name changes resulting in its present name. On August 21, 2008 the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,891 common shares.  The post split outstanding shares have been shown from inception.

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

On June 30, 2011 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except for the accounts receivable, however, they are considered to be fully collectible.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company issued 40,000,000 preferred shares of stock to the brother of the Company’s sole director, in satisfaction of $40,000 in related party accounts payable. This same person has made non-interest bearing, payable on demand advances of $176,484 to the Company ($5,782 was advanced during the six months ended June 30, 2011).

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

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through an established operating related party line of credit, additional loans from officers and others, if needed, and equity funding which will provide sufficient working capital necessary to conduct operations for the coming year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

The following table presents the statement of operations for the three and six months ended June 30, 2011 as compared to the comparable period of 2010. The following discussion is based on these results.

	Three Months		Six Months

	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

SALES	$3,640	$1,188	$6,892	$2,726

COST OF SALES	424	180	1,186	708

Gross profit	3,216	1,008	5,706	2,018

EXPENSES

General and administrative	4,644	27,819	12,289	39,665

NET LOSS	$(1,428)	$(26,811)	$(6,583)	$(37,647)

Results of Operations for the Three Months Ended June 30, 2011.

Net Revenue

Net revenue for the three months ended June 30, 2011 totaled $3,640 compared to $1,188for the three months ended June 30, 2010, an increase of $2,452, or approximately 206%. The increase was due, in part, to an increase in orders from our distributor.

Operating Expenses

Operating expenses for the three months ended June 30, 2011totaled $4,644 or approximately 128% of net revenue, compared to $27,819 of net revenue for the three months ended June 30, 2010. The decrease in operating expenses of $23,175 was due to a decrease in legal fees.

Net Income Profit (Loss)

Loss from operations for the three months ended June 30, 2011 was ($1,428), as compared to loss from operations of ($26,811) for the three months ended June 30, 2010, due to the decrease in operations expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. We had cash of $7 at June 30, 2011 and current assets totaled $2,418 at June 30, 2011 (Cash and Inventory valued at cost). The Company's total current liabilities were $(201,484) at June 30, 2011. Working capital at June 30, 2011 was $(199,066).

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. Based on that evaluation, Mr. Gus Rahim concluded that as of June 30, 2011, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending June 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 5, 2011

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)