Form 10-Q
period 2011-09-30
Cellteck Inc.
filed 2011-11-14
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of November 4, 2011.

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

CELLTECK, INC.

 BALANCE SHEETS

September 30, 2011 and December 31, 2010

	(Unaudited)
	September 30,	Dec 31,
	2011	2010

ASSETS
CURRENT ASSETS

Cash	$44	$3
Accounts receivable	-	-
Inventory - for resale	1,763	3,216

Total Current Assets	$1,807	$3,219

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$25,000	$25,000
Due to Related Parties	176,765	170,702
Total Current Liabilities	201,765	195,702

STOCKHOLDERS' DEFICIENCY

Preferred stock 100,000,000 shares authorized at $.0001 par value 40,000,000 shares issued and outstanding	4,000	4,000

Common Stock 300,000,000 shares authorized at $.0001 par value 61,633,891 shares issued and outstanding	6,163	6,163
Additional Paid-in Capital	36,463	36,463
Accumulated deficit	(246,584)	(239,109)

Total Stockholders’ Deficiency	(199,958)	(192,483)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,807	$3,219

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months		Nine Months
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2011	2010	2011	2010

SALES	$5,615	$10,806	$12,507	$13,532

COST OF SALES	648	624	1,834	1,207

Gross profit	4,967	10,182	10,673	12,325

EXPENSES

General and administrative	5,859	9,708	18,148	49,562

NET (LOSS) INCOME	$(892)	$474	$(7,475)	$(37,237)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic and diluted	61,634	61,634	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Sep. 30,	Sep. 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(7,475)	$(37,237)
Adjustments to reconcile net loss to net cash provided by operating activities

Changes in accounts receivable	-	2,115
Changes in inventory	1,453	(1,735)
Changes in accounts payable	-	10,796

Net cash flows used in operating activities	(6,022)	(26,061)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	6,063	26,061
Net cash flows provided by financing activities	6,063	26,061

Net Increase (Decrease) in Cash	41	-

Cash at Beginning of Period	3	36

Cash at End of Period	$44	$36

Supplemental disclosures of noncash investing and financing activities:

Preferred stock issued for advances from related party		$40,000

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

On September 30, 2011 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company issued 40,000,000 preferred shares of stock to the brother of the Company’s sole director, in satisfaction of $40,000 in related party accounts payable. This same person has made non-interest bearing; payable on demand advances of $176,765 to the Company ($6,063 was advanced during the nine months ended September 30, 2011).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

 Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

The following table presents the statement of operations for the three and nine months ended September 30, 2011 as compared to the comparable period of 2010. The following discussion is based on these results.

	Three Months		Nine Months
	Sep. 30,	Sep. 30,	Sep. 30,	Sep. 30,
	2011	2010	2011	2010

SALES	$5,615	$10,806	$12,507	$13,532

COST OF SALES	648	624	1,834	1,207

Gross profit	4,967	10,182	10,673	12,325

EXPENSES

General and administrative	5,859	9,708	18,148	49,562

NET (LOSS) INCOME	$(892)	$474	$(7,475)	$(37,237)

Results of Operations for the Nine Months Ended September 30, 2011.

Net Revenue

Net revenue for the three months ended September 30, 2011 totaled $5,615 compared to $10,806 for the three months ended September 30, 2010, a decrease of $5,191, or approximately 48%. The decrease was due, in part, to a decrease in orders from our distributor.

Operating Expenses

Operating expenses for the three months ended September 30, 2011totaled $5,859, or approximately 104% of net revenue, compared to $9,708, or approximately 90% of net revenue, for the three months ended September 30, 2010. The decrease in operating expenses of $3,849 was due to cost of sales decreasing.

Net Income Profit (Loss)

Net loss for the three months ended September 30, 2011 was ($892), as compared to net income of $474 for the three months ended September 30, 2010, due to the decrease in operations expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. We had cash of $44 at September 30, 2011 and current assets totaled $1,807 at September 30, 2011 (Cash and Inventory). The Company's total current liabilities were $(201,765) at September 30, 2011. Working capital at September 30, 2011 was $(199,958).

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. Based on that evaluation, Mr. Gus Rahim concluded that as of September 30, 2011, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 4, 2011

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)