Form 10-K
period 2011-12-31
Cellteck Inc.
filed 2012-03-30
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X  . ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes      . No   X  .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed third fiscal quarter. As of September 30, 2011 the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 61,593,891. However, since the common stock was not then listed or traded on any stock exchange or quoted through any nationally recognized quotation service, such as the OTC Bulletin Board, it is impracticable to ascertain the aggregate market value of those shares as of that date.

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of March 1, 2012 was 61,633,891.

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

Business Strategy

We currently have no employees and 12 distributors in the US, Canada, Saudi Arabia and India. Our strategy is to continue to connect our product line offerings, customers and our Professional Athlete Testimonial Program. In order to execute our strategy, we will continue to rely on our core strengths, including our market position in our incumbent markets, our locally based sales initiatives, our Professional Athlete Testimonial Program, our diverse and attractive markets, and our product innovations.

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

Employees

At December 31, 2011, we have no employees.

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

Following the spin-off, we had substantial indebtedness, which could have a negative impact on our financing options and liquidity position.

In connection with the spin-off, we assumed the debt and liabilities associated with the Safe Cell Tab Inc. business and operations. As a result, following the spin-off, we have approximately $190,000 of total debt outstanding. We entered into an agreement with management and others providing us with approximately $150,000 operating line of credit and we will issue preferred shares in exchange for the approximately total debt of the Company.

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

Our inability to expand our Professional Athletes Testimonial Program could have a material adverse effect on our business.

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

	High	Low
	2011	2011

First Quarter	$0.01	$0.06
Second Quarter	$0.008	$0.004
Third Quarter	$0.009	$0.004
Fourth Quarter	$0.005	$0.004

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

Holders.  As of March 1, 2012, there were approximately 23 record holders of the Company's  common  stock,  not  including  shares held in "street  name" in brokerage  accounts  which is  estimated to represent approximately 1100 beneficial owners.

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

The following table provides information as of December 31, 2011 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2011

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

Purchases of Equity Securities by the Company and Affiliated Purchasers.  During the fourth quarter of our fiscal year ended December 31, 2011, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER31, 2010 AND 2009

The following table presents the statement of operations for the year ended December 31, 2011 as compared to the comparable period of 2010. The following discussion is based on these results.

	For the years Ended
	Dec 31, 2011	Dec 31, 2010
SALES	$16,559	$17,387

COST OF SALES	2,140	1,903
Gross profit	14,419	15,484

EXPENSES

General and administrative	21,890	56,510

NET LOSS	$(7,471)	$(41,026)

Net Revenue

Net revenue for the year ended December 31, 2011 totaled $16,559 compared to $17,387 for December 31, 2010, a decrease of $828, or approximately 5%. The decrease was modest and orders still slow coming from the wholesale distribution.

Operating Expenses

Operating expenses for the year ended December 31, 2011 totaled $21,890 or approximately 132% of net revenue, compared to $56,510 for the year ended December 31, 2009. The decrease in operating expenses of $34,620, was due to lower operating cost.

Net Income (Loss)

Loss from operations for the year ended December 31, 2011 was $7,471, as compared to Loss from operations of $41,026 for the year ended December 31, 2010, a decrease in operating cost as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. We had cash of $16 at December 31, 2011 and current assets totaled $1,092 at December 31, 2011(cash and inventory valued at cost). The Company's total current liabilities were $201,046 at December 31, 2011. Working capital at December 31, 2011 was $(199,954).

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

Working Capital Arrangement

We entered into a financial arrangement with a related party, whereby we have at our disposal a $150,000 line of credit for ongoing operational and general company expenses. As of December 31, 2011, we owe $70,000 under this line of credit. We believe this operating line of credit will be sufficient to meet our financial needs over the next 12 months.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

DECEMBER 31, 2011

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Murray, Utah, 84107
Telephone 801-268-2632
Fax 801-262-3978

To the Board of Directors and

Stockholders of CellTeck, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of CellTeck, Inc. (the Company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CellTeck, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Madsen & Associates CPA’s, Inc.

Murray, Utah

March 8, 2012

CELLTECK, INC.

BALANCE SHEETS

December 31, 2011 and 2010

	Dec 31,	Dec 31,
	2011	2010

ASSETS
CURRENT ASSETS

Cash	$16	$3
Accounts receivable	-	-
Inventory	1,076	3,216
Total Current Assets	$1,092	$3,219

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	25,000	25,000
Account Payables - Related parties	$176,046	$170,702

Total Current Liabilities	201,046	195,702

STOCKHOLDERS' DEFICIENCY

Preferred stock 100,000,000 shares authorized at $.0001 par value 40,000,000 shares issued and outstanding
	4,000	4,000
Common stock 300,000,000 shares authorized at $.0001 par value; 61,633,890 shares issued and outstanding

	6,163	6,163
Capital in excess of par value	36,463	36,463
Accumulated deficit	(246,580)	(239,109)

Total Stockholders' Deficiency	(199,954)	(192,483)
Total Liabilities and Stockholders’ Deficiency	$1,092	$3,219

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2011 and 2010

	Dec 31,	Dec 31,
	2011	2010

SALES	$16,559	$17,387

COST OF SALES	2,140	1,903
Gross profit	14,419	15,484

EXPENSES

General and administrative	21,890	56,510

NET LOSS	$(7,471)	$(41,026)

NET LOSS PER COMMON
SHARE

Basic and diluted	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES (stated in 1,000's)

Basic and diluted	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF STOCKHOLDERS' (DEFICIENCY)

					Capital in
	Preferred Stock		Common Stock		Excess of	Accumulated
	Shares	Amount	Shares	Amount	Par Value	Deficit	Total

Balance at December 31, 2009	-	$-	61,633,891	$6,163	$463	$(198,083)	$(191,457)
Issuance of preferred stock for debt	40,000,000	4,000	-	-	36,000	-	40,000
Net loss for the year ended December 31, 2010	-	-	-	-	-	(41,026)	(41,026)

Balance at December 31, 2010	40,000,000	40,000	61,633,891	$6,163	$36,463	$(239,109)	(192,483)

Net loss for the year ended December 31, 2011	-	-	-	-	-	(7,471)	(7,471)

Balance at December 31, 2011	40,000,000	40,000	61,633,891	$6,163	36,463	$(246,580)	(199,954)

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2011 and 2010

	Dec 31,	Dec 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(7,471)	(41,026)
Adjustments to reconcile net loss to net cash provided by operating activities

Changes in accounts receivables	-	2 ,115
Changes in inventory	2,140	(1,130)
Changes in accounts payable	-	10,732

Net Changes in Cash from Operations	(5,331)	(29,309)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Due to related parties	5,344	29,276

Net Increase (Decrease) in Cash	13	(33)

Cash at Beginning of Period	3	36

Cash at End of Period	$16	3

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

Preferred stock issued for advances from related party

$     40,000

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

1.  ORGANIZATION

The Company was incorporated on May 9, 1996 under in the Province of British Columbia, Canada with authorized 10,000 common shares with a par value of $1.00.  The Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares of common stock and 100,000,000 shares of preferred stock with a par value of $.0001.  The Company made several name changes resulting in its present name. On August 21, 2008 the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,890 common shares. The post split outstanding shares have been shown from inception.

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

Accounting Method

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

On December 31, 2011 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available to offset future taxable income because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

Also, pursuant to section 382 of the Internal Revenue Code, due to the change of control that occurred on May 12, 2010, the Company’s net loss carryforwards may be limited.

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

December 31, 2011

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

Revenues are exclusive for the sales of the Company’s products; the Company does not sell services. Revenue is recognized at the time of shipping determined as F.O.B loading dock. Products prices are fixed and are determined at the time of shipping, inclusive of all volume or other available discounts. Returns policy includes accounting for returns drawn from a return pool that is adjusted quarterly as required under the GAAP estimated return criteria. Historically, the return of products has not been material, all of the company sales were to one customer. for 2011 and 2010.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presenation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its  financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company issued 40,000,000 preferred shares of stock to the brother of the Company’s sole director, in satisfaction of $40,000 in related party accounts payable. This same person has made non-interest bearing advances of $106,046 to the Company, which are payable on demand ($5,344 of these advances were made in 2011).

Additionally, the Company has a line of credit arrangement with the brother of the sole director, whereby the Company can receive cash of up to $150,000. At December 31, 2011, the Company owed $70,000 under this line of credit. This line of credit bears no interest and is payable on demand. This amount, and the advances explained above, are recorded in accounts payable - related parties on the balance sheet.

4 .  ISSUANCE OF PREFERRED STOCK

On May 12, 2010, the Company issued 40,000,000 preferred shares of the Company as a payment for $40,000 in related party accounts payable, resulting in a change of control of the Company. The preferred shares can be converted to common shares at the rate of 2 common for 1 share of preferred, at the option of the holder. The preferred shares paid and related convertible common shares have no trading value at the time of payment to the related party creditor, Al Rahim. The Company’s Board of Directors determined the value of the 40 Million preferred shares paid to be the amount of the $40,000 debt.

5.  GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from officers and others, if needed, and equity funding which will provide sufficient working capital necessary to conduct operations for the coming year.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Cellteck, Inc.’s management is responsible for establishing and maintaining adequate control over financial reporting for Cellteck, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Cellteck’s management, including our principal executive and principal financial officers, Cellteck conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information of  December 31, 2011 regarding the individuals who are expected to serve as our board of directors and executive officers following the spin-off.

Name	Age	Position(s)
Gus Rahim	52	President, Chief Executive Officer and Director

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

Summary Compensation Table

		Annual Compensation		Long-term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s) ($)	Securities Underlying Options	Long Term Payout	All Other Compensation ($)
Gus Rahim President and Chief Executive Officer	2011	$0	$0	$0	0	$0	$0

Retirement Plans, Pension Plans and Savings Plan

We do not have a retirement, Pension or Savings Plan for management or employees at this time.

Employment Agreement

We have not entered into employment agreements at this time.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the number of shares of China Ivy common stock and the number of shares of our common stock that are held by our directors, our executive officers and each stockholder that we believe will be a beneficial owner of more than 5% of any class of our outstanding voting securities based on our estimates as of March 3, 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Aggregate fees billed for fiscal year 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $10,000.

Audit-Related Fees

Aggregate fees billed in fiscal year 2011for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0.

Tax Fees

Aggregate fees billed in fiscal year 2011 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0.

All Other Fees

Aggregate fees billed in fiscal year 2011 for products and services provided by the principal accountant, other than the services reported above: $0.

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

Dated: March 23, 2012

Cellteck, Inc.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer