Form 10-Q
period 2012-03-31
Cellteck Inc.
filed 2012-05-15
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

____________________________________________________________________

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

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of April 9, 2012.

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

CELLTECK, INC.

BALANCE SHEETS

March 31, 2012 and December 31, 2011

Unaudited

	Mar 31,	Dec 31,
	2012	2011

ASSETS
CURRENT ASSETS

Cash	$44	$16
Accounts receivable	-	-
Inventory - for resale	647	1,076

Total Current Assets	$691	$1,092

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$25,000	$25,000
Accounts payable - related parties	179,923	176,046

Total Current Liabilities	204,923	201,046

STOCKHOLDERS' DEFICIENCY

Preferred stock 100,000,000 shares authorized at $.0001 par value; 40,000,000 shares issued and outstanding	4,000	4,000
Common stock 300,000,000 shares authorized at $.0001 par value 61,633,891 shares issued and outstanding	6,163	6,163
Capital in excess of par value – deficiency	36,463	36,463
Accumulated deficit	(250,858)	(246,580)

Total Stockholders’ Deficiency	(204,232)	(199,954)
Total Liabilities and Stockholders’ Deficiency	$691	$1,092

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

STATEMENT OF OPERATIONS -unaudited

For the Three Months Ended March 31, 2012 and 2011

	Mar 31,	Mar 31,
	2012	2011

SALES	$3,600	$3,252

COST OF SALES	429	762

Gross profit	3,171	2,490

EXPENSES

General and administrative	7,449	7,645

NET LOSS	$(4,278)	$(5,155)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES - stated in 1,000's

Basic and diluted	61,634	61,634

The accompanying notes are an integral part of these financial statements

CELLTECK, INC.

 STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended March 31, 2012 and 2011

	Mar 31,	Mar 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(4,278)	$(5,155)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Changes in accounts receivable	-	-
Changes in inventory	429	381
Changes in accounts payable	-	-

Net cash flows used in operating activities	(3,849)	(4,774)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash flows provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	3,877	4,811

Net cash flows provided by Financing Activities	3,877	4,811

Net Increase (Decrease) in Cash	28	37

Cash at Beginning of Period	16	3

Cash at End of Period	$44	$40

The accompanying notes are an integral part of these financial statements.

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2012 (Unaudited)

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

On March 31, 2012 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

All sales are to one customer for the three month periods ended March 31, 2012 and 2011.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company issued 40,000,000 preferred shares of stock to the brother of the Company’s sole director, in satisfaction of $40,000 in related party accounts payable. This same person has made non-interest bearing advances of $179,923 to the Company, which are payable on demand ($3,877 was advanced during the three months ended March 31,2012).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

 Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE   MONTHS ENDED MARCH 31, 2012 AND 2011

The following table presents the statement of operations for the three and nine months ended March 31, 2012 as compared to the comparable period of 2011. The following discussion is based on these results.

	Three Months	Nine Months
	Mar 31,	Mar 31,
	2012	2011

SALES	$3,600	$3,252

COST OF SALES	429	762

Gross profit	3,171	2,490

EXPENSES

General and administrative	7,449	7,645

NET LOSS	$(4,278)	$(5,155)

Results of Operations for the three months ended March 31, 2012 and 2011.

Net Revenue

Net revenue for the three months ended March 31, 2012 totaled $3,600 compared to $3,252 for the three months ended March 31, 2011, an increase of $348, or approximately 10%. The increase was due, in part, to a increase in orders from our distributor.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 totaled $7,449, or approximately 207% of net revenue, compared to $7,645, or approximately 235% of net revenue, for the three months ended March 31, 2011. The decrease in operating expenses of $196 was due to a slight decrease in professional fees.

Net Income Profit (Loss)

Net loss for the three months ended March 31, 2012 was ($4,278), as compared to net income of $(5,155) for the three months ended March 31, 2011, due to the decrease in operations expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. We had cash of $44 at March 31, 2012 and current assets totaled $691 at March 31, 2012 (Cash and Inventory). The Company's total current liabilities were $(204,932) at March 31, 2012. Working capital at March 31, 2012 was $(204,232).

We expect the funds from operations will not provide us with sufficient capital to fund our continuing operations for the foreseeable future. Instead, we will be required to increase borrowings or raise funds through the offering of private placements, or drawing money from a $150,000 line of credit arrangement provided by the brother of the sole director, until such time cash flows from operations support current operations as well as servicing our debt. In addition, from time to time we borrow funds from management to cover current operational requirements. We believe this operating line of credit will be sufficient to meet our financial needs over the next 12 months.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. Based on that evaluation, Mr. Gus Rahim concluded that as of March 31, 2012, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 1, 2012

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)

14