Form 10-Q
period 2012-06-30
Cellteck Inc.
filed 2012-08-14
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  .No      .

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

Yes      .No  X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of August 8, 2012.

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

CELLTECK, INC.

 BALANCE SHEETS

June 30, 2012 and December 31, 2011

	(Unaudited)
	June 30,	Dec 31,
	2012	2011
ASSETS
CURRENT ASSETS

Cash	$2	$16
Accounts receivable	-	-
Inventory - for resale	272	1,076
Total Current Assets	$274	$1,092

LIABILITIES AND STOCKHOLDERS' DEFICIENCY CURRENT LIABILITIES

Accounts payable	$25,000	$25,000
Due to Related Parties	179,614	176,046
Total Current Liabilities	204,614	201,046

STOCKHOLDERS' DEFICIENCY

Preferred stock 100,000,000 shares authorized at $.0001 par value 40,000,000 shares issued and outstanding	4,000	4,000
Common Stock 300,000,000 shares authorized at $.0001 par value 61,633,891 shares issued and outstanding	6,163	6,163
Additional Paid-in Capital	36,463	36,463
Accumulated deficit	$(250,966)	$(246,580)

Total Stockholders’ Deficiency	(204,340)	(199,954)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$274	$1,092

CELLTECK, INC.

STATEMENT OF OPERATIONS - unaudited

For the Three and Six Months Ended June 30, 2012 and 2011

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

SALES	$3,750	$3,640	$7,350	$6,892

COST OF SALES	375	424	804	1,186

Gross profit	3,375	3,216	6,546	5,706

EXPENSES

General and administrative	3,483	4,644	10,932	12,289

NET LOSS	$(108)	$(1,428)	$(4,386)	$(6,583)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES – stated in 1,000's

Basic and diluted	61,634	61,634	61,634	61,634

CELLTECK, INC.

 STATEMENT OF CASH FLOWS - unaudited

For the Six Months Ended June 30, 2012 and 2011

	Jun 30,	Jun 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(4,386)	$(6,583)

Adjustments to reconcile net loss to net cash provided by operating activities
Changes in accounts receivable	-	-
Changes in inventory	804	805
Changes in accounts payable	-	-

Net Changes in Cash from Operations	(3,582)	(5,778)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	3,568	5,782

Net Increase (Decrease) in Cash	(14)	4

Cash at Beginning of Period	16	3

Cash at End of Period	$2	$7

CELLTECK, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2012 (Unaudited)

1.

ORGANIZATION

The Company was incorporated on May 9, 1996 in the Province of British Columbia, Canada with authorized 10,000 common shares with a par value of $1.00. the Company changed its domicile to the state of Nevada and changed its authorized capital stock to 300,000,000 shares common stock with a par value of $.0001 and 100,000,000 shares preferred stock with a par value of $.0001. The Company made several name changes resulting in its present name. On August 21, 2008 the Company completed a forward stock split from 8,680 outstanding common shares to 61,633,891 common shares.  The post split outstanding shares have been shown from inception.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012, or any other subsequent period.

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

On June 30, 2012 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

Also, pursuant to section 382 of the Internal Revenue Code, due to the change of control that occurred on May 12, 2010, the Company’s net loss carry forwards may be limited.

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

Revenues are exclusive for sales of the Company’s products; the Company does not sell services. Revenue is recognized at the time of shipping determined as F.O.B loading dock. Products prices are fixed and are determined at the time of shipping, inclusive of all volume or other available discounts. Returns policy includes accounting for returns drawn from a return pool that is adjusted quarterly as required under the GAAP estimated return criteria. Historically, the return of products has not been material.

All sales for the three month periods ended June 30, 2012 and 2011 are to one customer.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.

SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The Company issued 40,000,000 preferred shares of stock to the brother of the Company’s sole director, in satisfaction of $40,000 in related party accounts payable. This same person has made non-interest bearing advances of $179,614 to the Company, which are payable on demand ($3,568 was advanced during the six months ended June 30, 2012).

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

6.

SUBSEQUENT EVENT

On July 20, 2012, we together with a newly formed subsidiary of ours (“Merger Sub”) entered into an Agreement and Plan of Merger with Eos Petro, Inc., a Delaware corporation, pursuant to which, subject to certain conditions, Merger Sub will merge with and into Eos, with Eos surviving as a wholly-owned subsidiary of the Company (the “Merger”).

This transaction has not closed as of August 8, 2012.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

The following table presents the statement of operations for the three and six months ended June 30, 2012 as compared to the comparable period of 2011. The following discussion is based on these results.

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

SALES	$3,750	$3,640	$7,350	$6,892

COST OF SALES	375	424	804	1,186

Gross profit	3,375	3,216	6,546	5,706

EXPENSES

General and administrative	3,483	4,644	10,932	12,289

NET LOSS	$(108)	$(1,428)	$(4,386)	$(6,583)

Net Revenue

Net revenue for the three and six months ended June 30, 2012 totaled $3,750 and $7,350, respectively, compared to $3,640 and $6,892 for the three and six months ended June 30, 2011, respectively.. The increases were due to an increase in orders from our distributor.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2012 totaled $3,483 and $10,932, respectively, compared to $4,644 and $12,289 for the three and six months ended June 30, 2011, respectively. The decrease in operating expenses was due to decrease in professional fees.

Net Loss

Net loss for the three and six months ended June 30, 2012 was $108 and $4,386, respectively, as compared to a net loss of $1,428 and $6,583 for the three and six months ended June 30, 2011, respectively, due to the decrease in operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and advances from related parties. Cash generated from operations historically has not been sufficient to maintain our operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. We had cash of $2 at June 30, 2012 and current assets totaled $274 at June 30, 2012 (Cash and Inventory). The Company's total current liabilities were $(204,614) at June 30, 2012. Working capital at June 30, 2012 was $(204,340).

We expect the funds from operations will not provide us with sufficient capital to fund our continuing operations for the foreseeable future. Instead, we will be required to increase borrowings or raise funds through the  private placement of securities, or drawing money from a $150,000 line of credit arrangement provided by the brother of the sole director, until such time cash flows from operations support current operations as well as servicing our debt. In addition, from time to time we borrow funds from management to cover current operational requirements. We believe this operating line of credit will be sufficient to meet our financial needs over the next 12 months.

On July 20, 2012, we together with a newly formed subsidiary of ours (“Merger Sub”) entered into an Agreement and Plan of Merger with Eos Petro, Inc., a Delaware corporation, pursuant to which, subject to certain conditions, Merger Sub will merge with and into Eos, with Eos surviving as a wholly-owned subsidiary of the Company (the “Merger”).

The completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, without limitation, (a) the approval and adoption by Eos’ stockholders of the Merger Agreement, and (b) the provision by Eos to the Company of certain financial statements of Eos, which are to be included in a future Current Report on Form 8-K in the event of the consummation of the Merger.  Readers are directed to the copy of the Merger Agreement filed as an Exhibit to our Report on Form 8-K dated July 20, 2012, and the information contained in such Report for additional information regarding Eos Petro, Inc, and the terms and conditions of the Merger Agreement.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. Based on that evaluation, Mr. Gus Rahim concluded that as of June 30, 2012, the evaluation of the effectiveness of our disclosure controls and procedures was completed, and our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending June 30, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 1A. Risk Factors.

We face widespread competition from other industry related product offerings that may reduce our market share and harm our financial performance.

Competition from other industry related product lines may affect our ability to attract and retain distributors and decrease sales rates. We may not be able to compete effectively with these companies for product sales or acquisitions in the future.

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

We depend on the continued services of key personnel, including our experienced senior management team. The loss of key personnel could have a material adverse effect on our business. Our ability to achieve our operating goals depends to a significant extent on our ability to identify, hire, train and retain qualified individuals

Our ability to achieve our operating goals depends to a significant extent on our ability to identify, hire, train and retain qualified individuals.

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

Our operations, are subject to stringent laws and regulations relating to environmental protection. Our failure to comply with applicable environmental laws, regulations or permit requirements, or the imposition of liability related to waste disposal or other matters arising under these laws, could result in civil or criminal fines, penalties or enforcement actions, third-party claims for property damage and personal injury or requirements to clean up property or other remedial actions. Some of these laws provide for “strict liability,” which can render a party liable for environmental or natural resource damage without regard to negligence or fault on the part of the party.

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

Item 6 Exhibits
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

Dated: August 8, 2012

CELLTECK, INC.

By: /s/ Gus Rahim

Gus Rahim

President and Chief Executive Officer

(Principal Executive Officer)