Form 10-Q
period 2012-09-30
Cellteck Inc.
filed 2012-11-19
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-53246

CELLTECK, INC.

(Exact name of small business as specified in its charter)

Nevada	98-0550353
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2049 Century Park East, Suite 3670, Los Angeles, California 90067

(Address of principal executive offices)

(310) 552-1555

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,633,891 shares of common stock outstanding as of November 19, 2012.

CELLTECK, INC. TABLE OF CONTENTS

Forward Looking Statements

Cellteck, Inc., a Nevada Corporation (the “Company”) desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

CELLTECK, INC.

 CONDENSED BALANCE SHEETS

September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012 (Unaudited)	2011
ASSETS
CURRENT ASSETS

Cash	$30	$16
Inventory - for resale	2,092	1,076
Total Current Assets	$2,122	$1,092

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable	$25,000	$25,000
Due to a Related Party	184,507	176,046
Total Current Liabilities	209,507	201,046

STOCKHOLDERS' DEFICIENCY

Preferred stock 100,000,000 shares authorized at $.0001 par value 40,000,000 shares issued and outstanding	4,000	4,000
Common Stock 300,000,000 shares authorized at $.0001 par value 61,633,891 shares issued and outstanding	6,163	6,163
Additional Paid-in Capital	36,463	36,463
Accumulated deficit	(254,011)	(246,580)

Total Stockholders’ Deficiency	(207,385)	(199,954)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,122	$1,092

The accompanying notes are an integral part

of these condensed financial statements

CELLTECK, INC.

CONDENSED STATEMENT OF OPERATIONS - unaudited

For the Three and Nine Months Ended September 30, 2012 and 2011

	Three Months		Nine Months
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

SALES	$5,826	$5,615	$13,176	$12,507

COST OF SALES	680	648	1,484	1,834

Gross profit	5,146	4,967	11,692	10,673

EXPENSES

General and administrative	8,191	5,859	19,123	18,148

NET LOSS	$(3,045)	$(892)	$(7,431)	$(7,475)

NET LOSS PER COMMON SHARE

Basic and diluted	$-	$-	$-	$-

WEIGHTED AVERAGE OUTSTANDING SHARES – stated in 1,000's

Basic and diluted	61,634	61,634	61,634	61,634

The accompanying notes are an integral part

of these condensed financial statements

CELLTECK, INC.

 CONDENSED STATEMENT OF CASH FLOWS - unaudited

For the Nine Months Ended September 30, 2012 and 2011

	September 30,	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,431)	$(7,475)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in inventory	(1,016)	1,453

Net Cash used in Operations	(8,447)	(6,022)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from a related party	8,461	6,063

Net Increase in Cash	14	41

Cash at Beginning of Period	16	3

Cash at End of Period	$30	$44

The accompanying notes are an integral part

of these condensed financial statements

CELLTECK, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012 and 2011(Unaudited)

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

On October 12, 2012, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), entered into by and between the Company, Eos Petro, Inc., a Delaware corporation (“Eos”), and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), dated July 16, 2012, Merger Sub merged into Eos, with Eos being the surviving entity (the “Merger”). All references to the Company or Cellteck before October 12, 2012 are to Cellteck Inc.

Eos acquired “The Works” oil and gas leases on May 10, 2011 and is engaged in the acquisition, development and operation of onshore oil and gas properties in Illinois and has applied for offshore concessions in Ghana Africa.

Eos is in the exploration stage. Its activities to date have been limited to capital formation, organization and development of its business plan.

The Company was originally organized to market the Safe Cell Tab product line, which consists of products designed to protect users against the potentially harmful and damaging effects of electromagnetic radiation or EMF’s emitted from electrical devices. While we will continue our Safe Cell Tab business for the foreseeable future, following completion of the Merger, the Company’s principal focus has shifted to the business of Eos.

Basis of Presentation

The accompanying condensed financial statements are unaudited. These unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC. The condensed consolidated balance sheet as of December 31, 2011 included herein was derived from the audited financial statements as of that date, but does not include all disclosures, including notes, required by GAAP.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2012, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012, or any other subsequent period.

Going Concern

The Company’s condensed financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced recurring operating losses and negative operating cash flows since inception. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

The Company does not expect that funds from operations will provide sufficient capital to fund continuing operations for the foreseeable future, and current financial resources are not sufficient to allow to meet the anticipated costs of the Company’s business plan for the next 12 months and will require additional financing in order to fund these activities. The Company currently does not have sufficient financing arrangements in place for such additional financing, and there are no assurances that the Company will be able to obtain additional financing in an amount sufficient to meet the Company’s needs or on terms that are acceptable to the Company. As a result, the Company is attempting to raise significant working capital cash in the form of the sale of stock, convertible debt instrument(s) or a senior debt instrument to retire outstanding obligations and to fund ongoing operations.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes.  Under the asset and liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2012 the Company had a net operating loss carry forward; however, the use of most of the income tax benefit from the loss carry forward will not be available for carry forward because the former parent Company has filed consolidated tax returns using its share of the loss. The remaining loss available for carry forward has not been determined.

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

All sales for the three month periods ended September 30, 2012 and 2011 are to one customer.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. SIGNIFICANT TRANSACTIONS WITH A RELATED PARTY

The Company issued 40,000,000 shares of Series A preferred stock to the brother of the Company’s sole director, in satisfaction of $40,000 in related party accounts payable. This same person has made non-interest bearing advances to the Company which are payable on demand. Due to a related party amounted to $184,507 and $176,046 as of September 30, 2012 and December 31, respectively.

4. ISSUANCE OF PREFERRED STOCK

On May 12, 2010, the Company issued 40,000,000 shares of Series A preferred stock of the Company as a payment for $40,000 in related party accounts payable, resulting in a change of control of the Company. The preferred shares can be converted to common shares at the rate of 2 common for 1 share of preferred, at the option of the holder. The preferred shares paid and related convertible common shares have no trading value at the time of payment to the related party creditor, Al Rahim, who as a result of the transaction is an affiliate of the Company and brother to the Company’s sole Director and Officer, Gus Rahim. The Company Board of Directors determined the value of the 40 Million preferred shares paid to be the amount of the $40,000 debt.

5. LITIGATION

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012 Mr. Finch sent a Demand for Arbitration before JAMS alleging breach of the Employment Agreement.  Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833.00 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. Eos has not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

6. SUBSEQUENT EVENT – MERGER AGREEMENT

On October 12, 2012, pursuant to the Merger Agreement entered into by and between the Company, Eos, and Merger Sub, Merger Sub merged into Eos, with Eos being the surviving entity. As a result of the Merger, Eos became a wholly-owned subsidiary of the Company. Upon the closing of the Merger, each issued and outstanding share of common stock of Eos, was automatically converted into the right to receive one share of the Company’s Series B preferred stock. At the closing, the Company issued 37,850,044 shares of Series B preferred stock to the former Eos stockholders, subject to the rights of the stockholders of Eos to exercise and perfect their appraisal rights under applicable provisions of Delaware law to accept cash in lieu of shares of the equity securities of Cellteck.

Each share of the Series B preferred stock is convertible into 800 shares of our common stock and will automatically convert into shares of common stock upon the filing, by us, of an amendment to the Company’s articles of incorporation for the authorization of a sufficient number of shares of common stock to convert all issued and outstanding shares of Series B preferred stock into common stock.

Prior to the closing of the transactions contemplated by the Merger Agreement, there were 61,633,891 shares of common stock and 40,000,000 shares of Series A preferred stock issued and outstanding. Simultaneously with the closing of the Merger:

·	the holders of 40,000,000 shares of our Series A preferred stock converted their shares into 100,000 shares of Series B preferred stock; and

·	the holders of $150,000 of outstanding indebtedness converted such debt into 5,900,000 shares of Series B preferred stock, 2,805,000 shares of which were sold to former Eos stockholders.

The securities were issued pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Merger resulted in a change of control of the Company. Upon completion of the Merger and assuming the conversion of the Series B preferred stock into shares of the Company’s common stock, the former stockholders of Eos own approximately 93% of the then outstanding shares of the Company’s common stock (including shares of Series B preferred stock convertible into shares of our common stock) and the holders of the Company’s previously outstanding debt and outstanding shares of the Company’s common stock own the balance.

Prior to the effectiveness of the Merger, our sole officer and director was Gus Rahim. Upon the effectiveness of the Merger, the following persons joined Mr. Rahim on our board of directors: Nikolas Konstant, Martin B. Oring, John R. Hogg, John Mitola and James C. Lanshe. Mr. Konstant also became our Chairman, Chief Executive Officer, President and Chief Financial Officer, and John Mitola became our corporate secretary.

Following the completion of the transactions contemplated by the Merger Agreement, there were 61,633,891 shares of common stock and 43,850,044 shares of Series B preferred stock issued and outstanding (subject to the rights of the former stockholders of Eos to exercise and perfect their appraisal rights under applicable provisions of Delaware law). In connection with the closing of the Merger, none of the 37,850,044 shares of Series B preferred stock otherwise issuable under the Merger Agreement to the former stockholders of Eos chose to exercise appraisal rights under applicable provisions of Delaware law. Eos delivered a notice to the former stockholders of Eos to the effect that they were entitled to appraisal rights, but none of the former stockholders of Eos chose to exercise those rights within the statutory time period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section under “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion and analysis summarizes our plan of operations for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2012 and changes in our financial condition from out year ended December 31, 2011. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Report on Form 8-K dated October 12, 2012.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

The following table presents the statement of operations for the three and nine months ended September 30, 2012 as compared to the comparable period of 2011. The following discussion is based on these results.

	Three Months		Nine Months
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

SALES	$5,826	$5,615	$13,176	$12,907

COST OF SALES	680	648	1,464	1,834

Gross profit	5,146	4,967	11,692	10,673

EXPENSES

General and administrative	8,191	5,859	19,123	18,148

NET LOSS	$(3,045)	$(892)	$(7,431)	$(7,475)

Net Revenue

Net revenue for the three and nine months ended September 30, 2012 totaled $5,826 and $13,176, respectively, compared to $5,615 and $12,907 for the three and nine months ended September 30, 2011, respectively. The increases were due to an increase in orders from our distributor.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2012 totaled $8,191 and $19,123 respectively, compared to $5,859 and $18,148 for the three and nine months ended September 30, 2011, respectively. The increase in operating expenses was due to an increase in professional fees.

Net Loss

Net loss for the three and nine months ended September 30, 2012 was $3,045 and $7,431, respectively, as compared to a net loss of $892 and $7,475 for the three and nine months ended September 30, 2011, respectively, due to the increase in operating expenses as described above.

LIQUIDITY AND CAPITAL RESOURCES

We have financed operations primarily through cash from operations and advances from related parties. Cash generated from operations historically has not been sufficient to maintain our operations. Operations and liquidity needs are funded primarily through cash flows from operations and related parties borrowings. We had cash of $30 at September 30, 2012 and current assets totaled $2,122 at September 30, 2012 (Cash and Inventory). The Company's total current liabilities were 209,507 at September 30, 2012. Working capital at September 30, 2012 was $(207,385).

We expect the funds from operations will not provide us with sufficient capital to fund our continuing operations for the foreseeable future, and our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities. We do not currently have sufficient financing arrangements in place for such additional financing, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

On October 12, 2012, pursuant to the Merger Agreement entered into by and between the Company, Eos and Merger Sub, Merger Sub merged into Eos, with Eos being the surviving entity. As a result of the Merger, Eos became a wholly-owned subsidiary of the Company. Readers are directed to the copy of the Merger Agreement filed as an Exhibit to our Report on Form 8-K dated October 12, 2012, and the information contained in such Report for additional information regarding Eos and the terms and conditions of the Merger Agreement.

The Company was originally organized to market the Safe Cell Tab product line, which consists of products designed to protect users against the potentially harmful and damaging effects of electromagnetic radiation or EMF’s emitted from electrical devices. While we will continue our Safe Cell Tab business for the foreseeable future, following completion of the Merger, the Company’s principal focus has shifted to the business of Eos, which is primarily in the business of acquiring, exploring and developing oil and gas-related assets.

Obtaining additional financing is subject to a number of other factors, including the market prices for the oil and gas. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations. We cannot assure you that additional financing will be available on terms favorable to us, or at all. The failure to obtain such a financing would have a material, adverse effect on our business, results of operations and financial condition.

As a result, one of our key activities is focused on raising significant working capital cash in the form of the sale of stock, convertible debt instrument(s) or a senior debt instrument to retire outstanding obligations and to fund ongoing operations. It is expected that shareholders may face significant dilution due to any such raise in any of the forms listed herein. New securities may have rights and preferences superior to that of current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends. We have retained several consultants to assist us in our efforts to raise capital. These consultants may be paid in the form of cash and stock and result in additional dilution to shareholders.

For these reasons, the report of our auditor accompanying our financial statements filed herewith includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, such disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the quarterly period ending September 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable. During the quarterly period ending September 30, 2012, the Company was not a party to any legal proceedings.

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012 Mr. Finch sent a Demand for Arbitration before JAMS alleging breach of the Employment Agreement.  Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833.00 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. Eos has not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

On November 21, 2011, Eos entered into an Employment Agreement with Anthony Fidaleo to fill the position of Eos’ CFO. Pursuant to the agreement, Mr. Fidaleo was entitled to an annual salary of $240,000.00, 250,000 stock options vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Fidaleo was performing for Eos and the employment was terminated. As of the date of this filing, no disputes have arisen and no lawsuits or other claims have been filed against us that relate to Mr. Fidaleo’s employment agreement.

Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Report on Form 8-K dated October 12, 2012, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no sales of equity securities during the quarterly period ending September 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of our stockholders during the quarterly period ending September 30, 2012.

Item 5.   Other Information.

None.

Item 6. Exhibits
31.1 31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2012

CELLTECK, INC.

By:	/s/ Nikolas Konstant
Nikolas Konstant
President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board

