Form 10-K
period 2012-12-31
Cellteck Inc.
filed 2013-05-08
CIK 1419583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

2012 FORM 10-K

(Mark One)

☑   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

OR

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to________

Commission file number   000-53246

CELLTECK, INC.

(Exact name of Registrant as specified in its charter)

Nevada	98-0550353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Suite 2520, Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(310) 552-1555

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock $.0001 Par Value	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “small reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was $246,493.16.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2013, was 61,633,891

DOCUMENTS INCORPORATED BY REFERENCE

Document:	Incorporated as to:
1. None	n/a

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This annual report on Form 10-K (this “Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as December 31, 2012. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Report and those reports, statements, information and announcements address activities, events or developments that Cellteck, Inc. (“Cellteck”), (together with its subsidiary, Eos Petro, Inc. (“Eos”), and Eos’ two subsidiaries, EOS Atlantic Oil & Gas Ltd., a Ghanaian limited liability company (“EAOG”), and Plethora Energy, Inc., a Delaware corporation (“Plethora Energy”), herein after referred to as “we,” “us,” “our,” or “our Company” unless the context otherwise requires) expects or anticipates, will or may occur in the future.

Forward-looking statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to this cautionary statement and the factors discussed throughout this Report. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this Report are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

The risk factors referred to in this Report could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. We do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties described below are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

PART I

Item 1.	Business

Overview

We are primarily in the business of acquiring, exploring and developing oil and gas-related assets. We also market the Safe Cell Tab product line, which consists of products designed to protect users against the potentially harmful and damaging effects of electromagnetic radiation or EMF’s emitted from electrical devices.

Historical Development

Safe Cell Tab, Inc. was organized in British Columbia during 1996. We were originally organized in 2007 in Nevada to serve as a vehicle for the re-organization and spin-off of Safe Cell Tab, Inc.’s business of marketing the Safe Cell Tab product line, and exist as its successor in interest. We have since been in the business of marketing the Safe Cell Tab product line. The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful and damaging effects of electromagnetic radiation or EMF’s, which are emitted from these electrical devices.

On October 12, 2012, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), entered into by and between Cellteck, Eos, and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Cellteck (“Merger Sub”), dated July 16, 2012, Merger Sub merged into Eos, with Eos being the surviving entity (the “Merger”). As a result of the Merger, Eos became a wholly-owned subsidiary of Cellteck. Upon the closing of the Merger, each issued and outstanding share of common stock of Eos was automatically converted into the right to receive one share of our Series B preferred stock. Upon completion of the Merger and assuming the conversion of the Series B preferred stock into shares of our common stock, the former stockholders of Eos owned approximately 93% of the then outstanding shares of our common stock (including shares of Series B preferred stock convertible into shares of our common stock) and the holders of our previously outstanding debt and outstanding shares of our common stock own the balance.

After the Merger, Plethora Enterprises, LLC (“Plethora Enterprises”), a company of which our CEO and Chairman of the Board, Nikolas Konstant (who is and was at the time of the Merger the CEO and Chairman of Eos as well) is the sole member, acquired control of Cellteck: Plethora Enterprises’ 32,500,100 shares of our Series B preferred stock represent approximately 73% of our outstanding voting securities as of December 31, 2012.

Eos was incorporated in Delaware on May 2, 2011. On June 6, 2011 Eos acquired a 100% working interest and 80% net revenue interest in five land leases in Edwards County, Illinois (the “Works Property”) which have historically produced oil since 1940.

Eos is the 100% owner of its subsidiary Plethora Energy and the 90% owner of EAOG. The other 10% of EAOG is owned by one of our Ghanaian-based consultants.

Our Strategy

While we will continue our Safe Cell Tab business for the foreseeable future, our principal focus will be on our oil and gas-related business. As such, we intend to change our name from “Cellteck, Inc.” to “Eos Petro, Inc.” For our oil and gas-related business, our aim is to explore, develop and produce oil, gas and other energy resources. Our strategy involves exploiting our existing asset base and acquiring new hydrocarbon reserves, resources and exploration acreage, where opportunities exist to enhance value, while assembling professional teams to use the latest technologies to explore for oil and gas. Commercial discoveries will be appraised and then, where deemed economic, and assuming the availability of the necessary financing, progressed through to the production stage. We anticipate that the cash flow generated from production will be reinvested in exploration and further development of oil and gas properties. In order to execute this strategy, after acquiring our first oil producing domestic property, the Works Property, we have applied to obtain rights to an oil concession in Africa. We are also evaluating other domestic and foreign properties for potential acquisitions.

We have various agreements with consultants to help us obtain rights in Africa, and have had several companies express interest in becoming our operator should we obtain an oil concession in Africa. Eos’ wholly-owned subsidiary, Plethora Energy, is presently focusing on obtaining rights to one oil concession located off the coast of Ghana. Laws in Ghana require that any application for a Ghanaian oil concession come from a Ghanaian company, so we also formed EAOG to pursue other concessions in Ghana. No assurance can be given that any concession application will be approved.

On May 6, 2013, at a special meeting of our shareholders, our common stock and series B Preferred Stock holders, voting on a combined basis, approved the following proposals:

•	In light of the Company’s new oil and gas focus, a name change of the Company from “Cellteck, Inc.” to “Eos Petro, Inc.;”
•	To approve a reverse stock split of the outstanding shares of common stock of the Company held by stockholders with 2,000 or more aggregate shares of common stock at an exchange ratio of 1-for-800 (the “Stock Split”), accompanied by a cash distribution of $0.025 per share to all of the Company’s common stockholders with less than 2,000 shares of common stock in the aggregate in exchange for and in cancellation of their shares of common stock;
•	To adopt a 2013 Stock Inventive Award Plan for Employees and Other Services Providers, and to reserve up to 5,400,00 shares of our common stock for issuance under the plan; and
•	To adopt a 2013 Equity Incentive Plan for Directors, and to reserve up to 1,000,000 shares of common stock under the plan.

These proposals will be effectuated as soon as we have obtained the requisite approvals from FINRA.

Oil and Gas Interests at the Works Property

The Works Property is comprised of five oil and gas leases (M. Works Tract 2, G.J. Works, G.J. Works Tract 3, F. Woods and F. Woods et al. Tract 4) in an approximately 510 acre tract of land bordered by the Illinois Highway 130 to the north, the Hux Oil Hedge Lease and Illinois Highway 130 to the east, and farmland with small tracts of wooded areas to the south and west. The Works Property is located in the Albion Township 2 South, Range 11 East in a portion of Section 18 and the northern half of Section 19 in Edwards County, Illinois. Eos has a 100% working interest and 80% net revenue interest in the Works Property which, as of December 31, 2012, had 4 gross and 4 net productive oil wells over approximately 510 acres.

We sell our crude oil and condensate obtained from the Works Property to Countrymark Refining and Logistics, LLC (“Countrymark”) pursuant to an agreement between our operator, TEHI, and Countrymark effective as of September 1, 2011, as amended. The agreement remains in effect until it is revoked in writing by TEHI or upon Countrymark giving TEHI 30 days’ notice. We sell to Countrymark at prevailing daily market prices, which normally incorporate regional differentials that include but are not limited to transportation costs and adjustments for product quality. Pursuant to our agreement with TEHI, TEHI is paid for its operating expenses and certain supervision fees directly from the proceeds of our sale of crude oil to Countrymark before Countrymark remits the sales of the crude oil to us.

Additional information regarding our profits and total assets can be found in the financial statements under Item 8 of this Report.

Safe Cell Tab Segment

Following the Merger, the Company’s principal focus has shifted to Eos’ oil and gas business. Since the Company’s pre-merger assets and safe cell tab revenue were less than 1% of the Company’s total 2012 revenue and assets, the Company’s management has determined that the Company’s safe cell tab operations are immaterial, and this Report will not disclose separate information for the safe cell tab segment.

Seasonality

Our business is not significantly impacted by seasonality.

Patents, Trademarks and Licenses

We do not own any patents, patent applications, service marks or trademarks. We are a party to an agreement with BM Tech, Inc. of South Korea, as a supplier, pursuant to which we have received the exclusive worldwide rights to sell and distribute the Safe Cell Tab product for a period of ten years, commencing March 14, 2005.

Competition

Oil and Gas Competition

The oil and gas industry is competitive. We compete with numerous large international oil companies and smaller oil companies that target opportunities in the market similar to ours. Many of these companies have far greater economic, political and material resources at their disposal than we do. Members of our board of directors have prior experience in oil field development and production, operations, international business development, finance and experience in management and executive positions. Nevertheless, the markets in which we operate and plan to operate are highly competitive and we may not be able to compete successfully against our current and future competitors.

Higher commodity prices generally increase the demand for drilling rigs, supplies, services, equipment and crews, and can lead to shortages of, and increasing costs for, drilling equipment, services and personnel. In recent years, oil and natural gas companies have experienced higher drilling and operating costs. Shortages of, or increasing costs for, experienced drilling crews and equipment and services could restrict our ability to drill wells and conduct our operations. We expect we will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect or ability to expeditiously explore, drill, complete, recomplete and work-over wells.

Competition is also strong for attractive oil and natural gas producing assets, undeveloped license areas and drilling rights, and we cannot assure holders of our stock that we will be able to successfully compete when attempting to make further strategic acquisitions.

The market for oil and gas is dependent upon a number of factors beyond our control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted, which would impose price controls or additional excise taxes upon crude oil.

The market price for crude oil is significantly affected by policies adopted by the member nations of the Organization of Petroleum Exporting Countries (“OPEC”). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. We are unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil.

Safe Cell Tab Competition

For our Safe Cell Tab product line, competitors include:

•	distributors and re-sellers of cell phones and accessories;
•	online retailers of cell phones;
•	independent online retailers specializing in cellular phone accessories and alternative health products;

•	mail-order and catalog retailers of cellular phone accessories, some of which have already developed online retail outlets;
•	direct sales organizations;
•	electronic stores specializing in communications and computer equipment; and
•	merchants and mass market retail chains.

Many of our potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we currently have.  In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development for competing Safe Cell Tab products than we devote to the Safe Cell Tab.

Government Regulations

It is our policy to conduct all operations in a manner which protects people and property and which complies with all applicable laws and regulations. We recognize that prevention of accidents and ill health is essential to the efficient operation of our businesses, and both considerations are at least equal in prominence to operational and commercial considerations. Our principal health and safety objective is to provide a safe working environment for employees, contract personnel and members of the general public who may be put at risk by the activities of our companies.

Worldwide Regulations Generally

Our operations and our ability to finance and fund our growth strategy are affected by political developments and laws and regulations in the areas in which we operate. In particular, oil and natural gas production operations and economics are affected by:

•	Change in governments;
•	Civil unrest;
•	Price and currency controls;
•	Limitations on oil and natural gas production;
•	Tax, environmental, safety and other laws relating to the petroleum industry;
•	Changes in laws relating to the petroleum industry;
•	Changes in administrative regulations and the interpretation and application of such rules and regulations; and
•	Changes in contract interpretation and policies of contract adherence.

In any country in which we may do business, the oil and natural gas industry legislation and agency regulation are periodically changed, sometimes retroactively, for a variety of political, economic, environmental and other reasons. Numerous governmental departments and agencies issue rules and regulations binding on the oil and natural gas industry, some of which carry substantial penalties for the failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and our potential for economic loss.

Environmental Regulations

We may be subject to various stringent and complex international, foreign, federal, state and local environmental, health and safety laws and regulations governing matters including the emission and discharge of pollutants into the ground, air or water; the generation, storage, handling, use and transportation of regulated materials; and the health and safety of our employees. These laws and regulations may, among other things:

•	Require the acquisition of various permits before operations commence;

•	Enjoin some or all of the operations of facilities deemed not in compliance with permits;
•	Restrict the types, quantities and concentration of various substances that can be released into the environment in connection with oil and natural gas drilling, production and transportation activities;
•	Limit or prohibit drilling activities in certain locations lying within protected or otherwise sensitive areas; and
•	Require remedial measures to mitigate or remediate pollution from our operations.

These laws and regulations may also restrict the rate of oil and natural gas production below the rate that would otherwise be possible. Compliance with these laws can be costly; the regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. We cannot assure you that we have been or will be at all times in compliance with such laws, or that environmental laws and regulations will not change or become more stringent in the future in a manner that could have a material adverse effect on our financial condition and results of operations.

Moreover, public interest in the protection of the environment continues to increase. Offshore drilling in some areas has been opposed by environmental groups and, in other areas, has been restricted. In connection with our strategy of expansion into Africa, our operations could be adversely affected to the extent laws are enacted or other governmental action is taken that prohibits or restricts offshore drilling or imposes environmental requirements that result in increased costs to the oil and gas industry in general, such as more stringent or costly waste handling, disposal, cleanup requirements or financial responsibility and assurance requirements.

International Climate Change Efforts

Our operations may result in the emissions of greenhouse gases (“GHGs”) that could contribute to global climate change. Climate change regulation has gained some momentum in recent years internationally and at the federal, regional, state and local levels in the United States. On the international front, various nations have committed to reducing their GHG emissions pursuant to the Kyoto Protocol, which is set to expire in 2012. Passage of a successor international agreement aimed at the reduction of GHGs is uncertain.

In December of 2009 an international meeting was held in Copenhagen, Denmark to further progress towards a new international treaty or agreement regarding GHG emissions reductions after 2012. A number of countries entered into the Copenhagen Accord, which represents a broad political consensus that reinforces the commitment to reducing GHG emissions contained in the Kyoto Protocol and contains non-binding emissions reductions targets. Further discussions towards an agreement took place in Cancun, Mexico at the end of 2010 and Durban, South Africa in December of 2011. The Durban conference resulted in, among other things, an agreement to negotiate a new climate change regime by 2015 that would aim to cover all major GHG emitters worldwide, and take effect by 2020. In addition, the Durban conference resulted in the relevant parties agreeing to extend the Kyoto Protocol for a second commitment period. Any treaty or other arrangement ultimately adopted by any of the countries in which we have or may in the future have operations or otherwise do business may increase our compliance costs, such as for monitoring or reducing emissions, and may have an adverse impact on the global supply and demand for oil and natural gas, which could have a material adverse impact on our business or results of operations.

Furthermore, the physical effects of climate change could have an adverse effect on our operations through increased severity and frequency of weather events, including storms, floods and other events which could increase costs to repair and maintain our facilities or delay or prevent our operations. If such effects were to occur, they could have an adverse effect on our exploration and production operations, or disrupt transportation or other process-related services provided by our third party contractors.

Employees

As of December 31, 2012, we do not have any employees, but we do work with a variety of consultants and one safe cell tab distributor.

Available Information

We are subject to the informational requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, we file annual, quarterly and other reports and information with the SEC. You may read and copy these reports and other information we file at the SEC’s public reference room at 100 F Street, NE., Washington, D.C. 20549 on official business days from 10:00 am until 3:00 pm. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov. You may also request copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC by requesting copies of such reports in writing. Such written requests should be directed to our corporate secretary and sent to our executive offices at the address set forth below. Such reports and material are also available free of charge through our website as soon as reasonably practicable after we electronically file such reports and material with the SEC, although please note that our website is not incorporated by reference into this report and is included as an inactive textual reference only. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Our principle executive office is located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, CA 90067. Our website is http://www.cellteck.net, our phone number is (+310) 552-1555 and our email address is: nkonstant@eos-petro.com.

Item 1A.	Risk Factors

Investment in our common stock is very risky. Our financial condition is unsound. You should not invest in our common stock unless you can afford to lose your entire investment. The risks described below could materially and adversely affect our business, financial condition, results of operations and the trading price of our common stock. You should carefully consider the following risk factors and all other information contained in this Report before making an investment decision. You also should refer to the other information set forth in this Report, including our financial statements and the related notes. The risks and uncertainties described below are not the only ones we face, and there may be additional risks not presently known to us or that we currently believe are immaterial to our business.

THERE IS A LIMITED PUBLIC MARKET FOR OUR COMMON STOCK. PERSONS WHO MAY OWN OR INTEND TO PURCHASE SHARES OF COMMON STOCK IN ANY MARKET WHERE THE COMMON STOCK MAY TRADE SHOULD CONSIDER THE FOLLOWING RISK FACTORS, TOGETHER WITH OTHER INFORMATION CONTAINED ELSEWHERE IN OUR REPORTS, PROXY STATEMENTS AND OTHER AVAILABLE PUBLIC INFORMATION, AS FILED WITH THE COMMISSION, PRIOR TO PURCHASING SHARES OF COMMON STOCK. IF AN ACTIVE MARKET IS EVER ESTABLISHED FOR OUR COMMON STOCK, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS, AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.

You should carefully consider the following risk factors in addition to the other information included in this Report. If any of these risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially adversely affected. Additional risks not presently known to us or which we consider immaterial based on information currently available to us may also materially adversely affect us.

Risks Relating to Our Business and Operations

All of the value of our production and reserves is concentrated in a series of leases in Illinois, and any production problems or reductions in reserve estimates related to this property would adversely impact our business.

The Works Property has four currently producing wells, constituting our total production for the year ended December 31, 2012. In addition, at December 31, 2012, our total net proved reserves were attributable to the fields on the Works Property. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected. In addition, any expansion of operations and corresponding revenue from the Works Property will require a significant and capital expense that the Company currently does not have.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operation.

We have a limited operating history on which to base an evaluation of its business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future operating results will depend on many factors, including:

•	Our ability to generate adequate working capital;

•	The successful development and exploration of our properties;

•	Market demand for natural gas and oil;

•	The performance level of our competitors;

•	Our ability to attract and retain key employees, and

•	Our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment, while maintaining quality and controlling costs.

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our efforts. There is a possibility that some of our wells may never produce oil or natural gas.

If we fail to make certain required payments and perform other contractual obligations to our senior secured lenders, the debt obligations to such lenders may be in default and accelerate, which would have a material adverse effect on us and our continued operations.

We have entered into certain loan agreements with our senior secured lenders with respect to outstanding obligations owing to these lenders. As of December 31, 2012, there was due and owing to these lenders the principal sum of $1,450,000. We can give no assurance that we will be able to fulfill the obligations created under such loan agreements on a timely basis or at all. If we do not comply with any or all of the conditions of the loan agreements, our senior secured lenders may declare us in default of such agreements. If any of our lenders declares their respective loan agreement in default, we may be forced to discontinue operations, and stockholders may lose their entire investment.

We may be unable to obtain additional capital required to implement our business plan, which could restrict our ability to grow.

Future acquisitions and future drilling/development activity will require additional capital that exceeds our operating cash flow. In addition, our administrative costs (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require cash resources.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the required capital by other means. If we are not succeed in raising additional capital, our resources may be insufficient to fund our planned operations in 2013 or thereafter.

Any additional capital raised through the sale of equity will dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the nominal fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, all of which may have a dilutive effect to existing investors.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the oil and gas industry in particular), our limited operating history, the location of our oil and natural gas properties, prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us) and the departure of key employees. Further, if oil or natural gas prices decline, our revenues will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with revenues from our operations, is not sufficient to satisfy our capital needs (even if we reduce our operations), we may be required to cease operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

For these reasons, the report of our auditor accompanying our financial statements filed herewith includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

Our auditors have expressed substantial doubt about our ability to continue as a “going concern.” Accordingly, there is significant doubt about our ability to continue as a going concern.

Our business recorded minimal revenues in 2012, and we may never become profitable. A significant amount of capital will be necessary to advance the development of our business to the point at which it will become commercially viable. If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.

We estimate that within the next 12 months, we will need substantial cash and liquidity for operations, and we do not have sufficient cash on hand or liquidity to meet this requirement. Although we are seeking additional sources of debt or equity financings, there can be no assurance that we will be able to obtain any additional financings. If we are unable to obtain new financings, we may not be able to earn profits and may not be able to continue our operations.

There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to continue to generate sufficient operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our financial condition raises substantial doubt that we will be able to continue as a “going concern,” and our independent auditors included a statement regarding this uncertainty in their report on our financial statements as of December 31, 2012. If we cannot continue as a “going concern,” you may lose your entire investment in us.

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct its operations.

Our ability to successfully acquire additional properties, to increase our oil and natural gas reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with our strategic partners and industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are also subject to change and our inability to maintain close working relationships with our strategic partners and other industry participants or continue to acquire suitable properties may impair our ability to execute our business plan.

To continue to develop our business, we will endeavor to use the business relationships of members of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and gas companies, including those that supply equipment and other resources which we may use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to adequately maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and financial condition, and we may face challenges if conditions in the financial markets remain challenging. Our ability to access the capital markets may be restricted at a time when we would prefer or be required to raise financing. Such constraints could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could also have a material negative impact on the contractors upon whom we are dependent for drilling our wells, causing them to fail to meet their obligations to us. Additionally, market conditions could have a material negative impact on any crude oil hedging arrangements we may employ in the future if our counterparties are unable to perform their obligations or seek bankruptcy protection.

Our future is entirely dependent on the successful acquisition and development of producing and reserve rich properties with complex structures and the need to raise significant capital.

We are in the early stages of the acquisition of our portfolio of leaseholds and other natural resource holdings. We will continue to supplement our current portfolio with additional sites and leaseholds. Our ability to meet our growth and operational objectives will depend on the success of our acquisitions, and there is no assurance that the integration of future assets and leaseholds will be successful.

Future oil and gas exploration may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. Completion of a well does not assure a profit on the investment or recovery of drilling, completion and operating costs. In addition, drilling hazards or environmental damage could greatly increase the cost of operations, and various field operating conditions may adversely affect the production from successful wells. These conditions include delays in obtaining governmental approvals or consents, shut-downs of connected wells resulting from extreme weather conditions, problems in storage and distribution and adverse geological and mechanical conditions. While we will endeavor to effectively manage these conditions, we cannot assure you we will do so optimally, and we will not be able to eliminate them completely in any case. Therefore, these conditions could diminish our revenue and cash flow levels and could result in the impairment of our oil and natural gas properties.

We may not be able to develop oil and gas reserves on an economically viable basis, and our reserves and production may decline as a result.

If we succeed in discovering oil and/or natural gas reserves, we cannot assure you that these reserves will be capable of the production levels we project or that such levels will be in sufficient quantities to be commercially viable. On a long-term basis, our viability depends on our ability to find or acquire, develop and commercially produce additional oil and natural gas reserves. Without the addition of reserves through acquisition, exploration or development activities, our reserves and production will decline over time as reserves are produced. Our future performance will depend not only on our ability to develop then-existing properties, but also on our ability to identify and acquire additional suitable producing properties or prospects, to find markets for the oil and natural gas we develop and to effectively distribute our production into the markets.

Moreover, you should anticipate that operating and capital expenditures will increase significantly in future years primarily due to:

•	increase in the competitiveness of the markets for our products;

•	hiring of additional personnel;

•	expansion into new markets and acquisition of new properties; and

•	the absence of significant revenues from our current oil and gas producing assets.

To the extent these activities yield increased revenues, the revenues may not offset the increased operating and capital expenditures we incur.

Our results of operations and financial condition could be adversely affected by changes in currency exchange rates.

Our results of operations and financial condition are affected by currency exchange rates. While oil sales are denominated in U.S. dollars, if we are successful in acquiring natural resource rights in foreign counties, a portion of our operating costs may be denominated in the local currency. A weakening U.S. dollar will have the effect of increasing operating costs while a strengthening U.S. dollar will have the effect of reducing operating costs. Any local currencies may be tied to the Euro. The exchange rate between the Euro and the U.S. dollar has fluctuated widely in response to international political conditions, general economic conditions, the European sovereign debt crisis and other factors beyond our control.

A decrease in oil and gas prices may adversely affect our results of operations and financial condition.

Our revenues, cash flow, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and gas. Our ability to borrow funds and to obtain additional capital on attractive terms is also substantially dependent on oil and gas prices. Historically, world-wide oil and gas prices and markets have been volatile, and may continue to be volatile in the future.

Prices for oil and gas are subject to wide fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control. These factors include international political conditions, including recent uprisings and political unrest in the Middle East and Africa, the European sovereign debt crisis, the domestic and foreign supply of oil and gas, the level of consumer demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, the health of international economic and credit markets, and general economic conditions. In addition, various factors, including the effect of federal, state and foreign regulation of production and transportation, general economic conditions, changes in supply due to drilling by other producers and changes in demand may adversely affect our ability to market our oil and gas production. Any significant decline in the price of oil or gas would adversely affect our revenues, operating income, cash flows and borrowing capacity and may require a reduction in the carrying value of our oil and gas properties and our planned level of capital expenditures.

If there is a sustained economic downturn or recession in the United States or globally, oil and gas prices may fall and may become and remain depressed for a long period of time, which may adversely affect our results of operations.

In recent years, there has been an economic downturn or a recession in the United States and globally. The reduced economic activity associated with the economic downturn or recession may reduce the demand for, and the prices we receive for, our oil and gas production. A sustained reduction in the prices we receive for our oil and gas production will have a material adverse effect on our results of operations.

Unless we are able to replace reserves which we have produced, our cash flows and production will decrease over time.

Our future success depends upon our ability to find, develop or acquire additional oil and gas reserves that are economically recoverable. Except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, our estimated net proved reserves will generally decline as reserves are produced. There can be no assurance that our planned development and exploration projects and acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economic finding costs. The drilling of oil and gas wells involves a high degree of risk, especially the risk of dry holes or of wells that are not sufficiently productive to provide an economic return on the capital expended to drill the wells. In addition, our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, political instability, availability of capital, economic/currency imbalances, compliance with governmental requirements, receipt of additional seismic data or the reprocessing of existing data, material changes in oil or gas prices, prolonged periods of historically low oil and gas prices, failure of wells drilled in similar formations or delays in the delivery of equipment and availability of drilling rigs. Our current domestic oil and gas producing properties are operated by third parties and, as a result, we have limited control over the nature and timing of exploration and development of such properties or the manner in which operations are conducted on such properties.

Substantial capital, which may not be available to us in the future, is required to replace and grow reserves.

We intend to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with debt. During 2012, we participated, and in 2013 we expect to continue to participate, in the further exploration and development projects at the Works Property leases in Illinois. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds we may have a limited ability, particularly in the current economic environment, to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements. It is possible that we may raise capital for these purposes in the form of the sale of common stock or in convertible debt securities which could lead to significant dilution of our existing shareholders.

Our drilling activities require us to risk significant amounts of capital that may not be recovered.

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain and cost overruns are common. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services.

Weather, unexpected subsurface conditions and other unforeseen operating hazards may adversely impact our oil and gas activities.

The oil and gas business involves a variety of operating risks, including fire, explosions, blow-outs, pipe failure, casing collapse, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures and discharges of toxic gases, the occurrence of any of which could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property, natural resources and equipment, pollution and other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. The impact that any of these risks may have upon us is increased due to the low number of producing properties we own.

Our Works Property operator maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant unfavorable event not fully covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, should we need to purchase additional insurance ourselves, we cannot predict whether insurance will continue to be available at a reasonable cost or at all.

Our reserve information represents estimates that may turn out to be incorrect if the assumptions upon which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present values of our reserves.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including unescalated prices and costs and capital expenditures subsequent to December 31, 2012, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves incorporated by reference in this document. In addition, our reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data.

The estimated future net revenues attributable to our net proved reserves are prepared in accordance with current SEC guidelines, and are not intended to reflect the fair market value of our reserves. In accordance with the rules of the SEC, our reserve estimates are prepared using an average of beginning of month prices received for oil and gas for the preceding twelve months. Future reductions in prices below the average calculated would result in the estimated quantities and present values of our reserves being reduced.

A substantial portion of our proved reserves are or will be subject to service contracts, production sharing contracts and other arrangements. The quantity of oil and gas that we will ultimately receive under these arrangements will differ based on numerous factors, including the price of oil and gas, production rates, production costs, cost recovery provisions and local tax and royalty regimes. Changes in many of these factors do not affect estimates of U.S. reserves in the same way they affect estimates of proved reserves in foreign jurisdictions, or will have a different effect on reserves in foreign countries than in the United States. As a result, proved reserves in foreign jurisdictions may not be comparable to proved reserve estimates in the United States.

Part of our business plan is to acquire rights to foreign natural resources. Even though we have not yet achieved our goal of acquiring such assets, we anticipate that if we do we will have less control over our foreign investments than domestic investments, and turmoil in foreign countries may affect our foreign investments.

International assets and operations are subject to various political, economic and other uncertainties, including, among other things, the risks of war, expropriation, nationalization, renegotiation or nullification of existing contracts, taxation policies, foreign exchange restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of drilling contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction. In addition, if a dispute arises with foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons, especially foreign oil ministries and national oil companies, to the jurisdiction of the United States.

Private ownership of oil and gas reserves under oil and gas leases in the United States differs distinctly from our ownership of foreign oil and gas properties. In the foreign countries in which we may do business, the state generally retains ownership of the minerals and consequently retains control of, and in many cases participates in, the exploration and production of hydrocarbon reserves. Accordingly, operations outside the United States may be materially affected by host governments through royalty payments, export taxes and regulations, surcharges, value added taxes, production bonuses and other charges.

Competitive industry conditions may negatively affect our ability to conduct operations.

We operate in the highly competitive areas of oil exploration, development and production. We compete with, and may be outbid by, competitors in our attempts to acquire exploration and production rights in oil and gas properties. These properties include exploration prospects as well as properties with proved reserves. There is also competition for contracting for drilling equipment and the hiring of experienced personnel. Factors that affect our ability to compete in the marketplace include:

•	our access to the capital necessary to drill wells and acquire properties;

•	our ability to acquire and analyze seismic, geological and other information relating to a property;

•	our ability to retain and hire the personnel necessary to properly evaluate seismic and other information relating to a property;

•	our ability to hire experienced personnel, especially for our accounting, financial reporting, tax and land departments;

•	the location of, and our ability to access, platforms, pipelines and other facilities used to produce and transport oil and gas production; and

•	the standards we establish for the minimum projected return on an investment of our capital.

Our competitors include major integrated oil companies and substantial independent energy companies, many of which possess greater financial, technological, personnel and other resources than we do. These companies may be able to pay more for oil and natural gas properties, evaluate, bid for and purchase a greater number of properties than our financial or human resources permit, and are better able than we are to continue drilling during periods of low oil and gas prices, to contract for drilling equipment and to secure trained personnel. Our competitors may also use superior technology which we may be unable to afford or which would require costly investment by us in order to compete.

We may be unable to integrate successfully the operations of any acquisitions with our operations and we may not realize all the anticipated benefits of any future acquisition.

Failure to successfully assimilate any acquisitions could adversely affect our financial condition and results of operations.

Acquisitions involve numerous risks, including:

•	operating a significantly larger combined organization and adding operations;

•	difficulties in the assimilation of the assets and operations of the acquired business, especially if the assets acquired are in a new business segment or geographic area;

•	the risk that oil and natural gas reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;

•	the loss of significant key employees from the acquired business;

•	the diversion of management’s attention from other business concerns;

•	the failure to realize expected profitability or growth;

•	the failure to realize expected synergies and cost savings;

•	coordinating geographically disparate organizations, systems and facilities; and

•	coordinating or consolidating corporate and administrative functions.

Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. If we consummate any future acquisition, our capitalization and results of operation may change significantly, and you may not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating future acquisitions.

Properties that we buy may not produce as projected and we may be unable to determine reserve potential, identify liabilities associated with the properties or obtain protection from sellers against such liabilities, which could result in material liabilities and adversely affect our financial condition.

One of our growth strategies is to capitalize on opportunistic acquisitions of oil and gas reserves. Any future acquisition will require an assessment of recoverable reserves, title, future oil and gas prices, operating costs, potential environmental hazards, potential tax and ERISA liabilities, and other liabilities and similar factors. Ordinarily, our review efforts are focused on the higher valued properties and are inherently incomplete because it generally is not feasible to review in depth every individual property involved in each acquisition. Even a detailed review of records and properties may not necessarily reveal existing or potential problems, nor will it permit a buyer to become sufficiently familiar with the properties to assess fully their deficiencies and potential. Inspections may not always be performed on every well, and potential problems, such as ground water contamination and other environmental conditions and deficiencies in the mechanical integrity of equipment are not necessarily observable even when an inspection is undertaken. Any unidentified problems could result in material liabilities and costs that negatively impact our financial condition.

Additional potential risks related to acquisitions include, among other things:

•	incorrect assumptions regarding the future prices of oil and gas or the future operating or development costs of properties acquired;

•	incorrect estimates of the oil and gas reserves attributable to a property we acquire;

•	an inability to integrate successfully the businesses we acquire;

•	the assumption of liabilities;

•	limitations on rights to indemnity from the seller;

•	the diversion of management’s attention from other business concerns; and

•	losses of key employees at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

Title to our oil and natural gas producing properties cannot be guaranteed and may be subject to prior recorded or unrecorded agreements, transfers, claims or other defects.

Although title reviews may be conducted prior to the purchase of oil and natural gas producing properties or the commencement of drilling wells, those reviews do not guarantee or certify that an unforeseen defect in the chain of title will not arise to defeat our claim. Unregistered agreements or transfers, or native land claims, may affect title. If title is disputed, we will need to defend our ownership through the courts, which would likely be an expensive and protracted process and have a negative effect on our operations and financial condition. In the event of an adverse judgment, we would lose or property rights. A defect in our title to any of our properties may have a material adverse effect on our business, financial condition, results of operations and prospects.

Compliance with environmental and other government regulations could be costly and could negatively impact production.

The laws and regulations of the United States regulate our current business. Our operations could result in liability for personal injuries, property damage, natural resource damages, oil spills, discharge of hazardous materials, remediation and clean-up costs and other environmental damages. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties and the issuance of orders enjoining operations. In addition, we could be liable for environmental damages caused by, among others, previous property owners or operators. We could also be affected by more stringent laws and regulations adopted in the future, including any related to climate change and greenhouse gases and use of fracking fluids, resulting in increased operating costs. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition, results of operations and liquidity. Additionally, more stringent GHG regulation could impact demand for oil and gas.

These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions and could have a significant impact on our operating costs, as well as the oil and gas industry in general. While we believe that we are currently in compliance with environmental laws and regulations applicable to our operations, no assurances can be given that we will be able to continue to comply with such environmental laws and regulations without incurring substantial costs.

Significant physical effects of climatic change have the potential to damage our facilities, disrupt our production activities and cause us to incur significant costs in preparing for or responding to those effects.

In an interpretative guidance on climate change disclosures, the SEC indicates that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production activities either because of climate-related damages to our facilities in our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. In addition, our hydraulic fracturing operations require large amounts of water. Should climate change or other drought conditions occur, our ability to obtain water in sufficient quality and quantity could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.

From time to time we may hedge a portion of our production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil and gas.

We may reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. Hedging also prevents us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement. Conversely, hedging may limit our ability to realize cash flows from commodity price increases. In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the maximum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we must make payments against which there are no offsetting sales of production. If these payments become too large, the remainder of our business may be adversely affected.

In addition, hedging agreements may expose us to risk of financial loss if the counterparty to a hedging contract defaults on its contract obligations. This risk of counterparty performance is of particular concern given the disruptions that occurred in the financial markets that lead to sudden changes in a counterparty’s liquidity and hence their ability to perform under the hedging contract.

The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate, and other risks associated with its business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), signed into law in 2010, establishes, among other provisions, federal oversight and regulation of the over-the-counter derivatives market and entities, such as ourselves, that participate in that market. The new legislation required the Commodities Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In July 2011, the CFTC granted temporary exemptive relief from certain swap regulation provisions of the legislation until December 21, 2011, or until the agency finalized the corresponding rules. In December 2011, the CFTC extended the potential latest expiration date of the exemptive relief to July 16, 2012. In its rulemaking under the new legislation, the CFTC has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions or positions are exempt from these position limits. It is not possible at this time to predict when the CFTC will finalize other regulations, including critical rulemaking on the definition of “swap,” “swap dealer” and “major swap participant.” Depending on our classification, the financial reform legislation may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities. The financial reform legislation may also require the counterparties to derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts and reduce the availability of derivatives to protect against risks we encounter. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural-gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Certain U.S. federal income tax preferences currently available with respect to oil and natural gas production may be eliminated as a result of future legislation.

In recent years, the Obama administration’s budget proposals and other proposed legislation have included the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could negatively affect our financial condition and results of operations.

We rely on our senior management team and the loss of a single member could adversely affect our operations.

We are highly dependent upon our executive officers. The unexpected loss of the services of any of these individuals could have a detrimental effect on us. We do not maintain key man life insurance on any of our executive officers.

We rely on a single purchaser of our production, which could have a material adverse effect on our results of operations.

We sell our crude oil and condensate obtained on the Works Property to Countrymark Refining and Logistics, LLC pursuant to an agreement between our operator, TEHI, and Countrymark (the “Countrymark Agreement”). The Countrymark Agreement does not cover the price we receive for our crude oil and condensate. We sell to Countrymark at prevailing daily, and traditionally volatile, market prices, which normally incorporate regional differentials that include but are not limited to transportation costs and adjustments for product quality. The Countrymark Agreement may be cancelled on relatively short notice and does not commit Countrymark to acquire specific amounts of crude oil and condensate. The loss of Countrymark as a purchaser could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Controls and Procedure

If we are unable to develop and maintain an effective system of internal controls, stockholders and prospective investors may lose confidence in the reliability of our financial reporting

The Company has identified a material weakness in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud due to inability to prevent or detect prevent misappropriation of our assets. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm the trading price of our stock.

The Company has identified the following factors of the material weakness, as further discussed at pages 43-44 of this Report:

•	We lack the proper accounting policies and procedures that resulted in significant unrecorded transactions, lack of supporting documentation, approval processes and record retention processes;
•	We lack the accounting staff to oversee the financial statement closing process in a timely and efficient manner;
•	We lack an independent audit committee and chairman;
•	We lack the proper segregation of duties, as one person can initiate, authorize and execute transactions; and
•	We do not have the requisite infrastructure for meeting the higher demands of being a U.S. public company.

The Company intends to remedy this material weakness by hiring additional employees, officers, and perhaps directors, and reallocating duties, including responsibilities for financial reporting, among our officers, directors and employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist.

Risks Relating to Our Common Stock

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

If we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the per share book value of our common stock and result in what is more commonly known as dilution.

Our common stock is subject to “penny stock” regulations that may affect the liquidity of our common stock.

Our common stock is subject to the rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, for which current price and volume information with respect to transactions in such securities is provided by the exchange or system).

The penny stock rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading,

•	a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation of such duties or other requirements of securities laws,

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and significance of the spread between the “bid” and “ask” price,

•	a toll-free telephone number for inquiries on disciplinary actions, definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks, and

•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock,

•	the compensation of the broker-dealer and its salesperson in the transaction,

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock,

•	the liquidity of the market for such stock, and

•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock such as our common stock if it is subject to the penny stock rules.

Our Chairman of the Board has control over key decision making as a result of his control of a majority of our voting stock.

Nikolas Konstant, our Chairman, and CEO, will be able to exercise voting rights with respect to an aggregate of 32,500,100 shares of Series B preferred stock, which represents approximately 73% of the voting power of our outstanding capital stock as of December 31, 2012. As a result, Mr. Konstant has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the shares of common stock and might harm the market price of our common stock. In addition, Mr. Konstant has the ability to control the management and major strategic investments of our company as a result of his positions and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Konstant owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Konstant owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Konstant is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

A substantial number of our shares are available for sale in the public market and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent sale of our securities.

The public market for our common stock is minimal.

Our common stock is thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company, such as us, or purchase or recommend the purchase of our common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your common stock at or near ask prices or at all.

It is anticipated that our stock price will be volatile and the value of your shares may be subject to sudden decreases.

It is anticipated that our common stock price will be volatile. Our common stock price may fluctuate due to factors such as:

•	actual or anticipated fluctuations in our quarterly and annual operating results;

•	actual or anticipated product constraints;

•	decreased demand for our products resulting from changes in consumer preferences;

•	product and services announcements by us or our competitors;

•	loss of any of our key executives;

•	regulatory announcements, proceedings or changes;

•	announcements in the oil industry;

•	competitive product developments;

•	intellectual property and legal developments;

•	mergers or strategic alliances in the oil industry;

•	any business combination we may propose or complete;

•	any financing transactions we may propose or complete; or

•	broader industry and market trends unrelated to our performance.

Potential fluctuations in our operating results could lead to fluctuations in the market price for our common stock.

Our results of operations are expected to fluctuate significantly from quarter-to-quarter, depending upon numerous factors, including:

•	demand for our products;

•	changes in our pricing policies or those of our competitors;

•	increases in our operating costs;

•	the number, timing and significance of product enhancements and new product announcements by us and our competitors;

•	governmental regulations affecting the production or use of our products; and

•	personnel changes.

We may be unable to achieve or sustain profitability or raise sufficient additional capital, which could result in a decline in our stock price.

Future operating performance is never certain, and if our operating results fall below the expectations of securities analysts or investors, the trading price of our common stock will likely decline. Our ability to generate sufficient cash flow or to raise sufficient capital to fund our operating and capital expenditures depends on our ability to improve operating performance. This in turn depends, among other things, on our ability to implement a variety of new and upgraded operational and financial systems, procedures and controls and expand, train, manage and motivate our workforce. All of these endeavors will require substantial management efforts and skills and require significant additional expenditures. We cannot assure you that we will be able to effectively improve our operating performance, and any failure to do so may have a material adverse effect on our business and financial results.

There may be restrictions on your ability to resell shares of common stock under Rule 144.

Currently, Rule 144 under the Securities Act permits the public resale of securities under certain conditions after a six or twelve month holding period by the seller, including requirements with respect to the manner of sale, sales volume restrictions, filing requirements and a requirement that certain information about the issuer is publicly available (the “Rule 144 resale conditions”). At the time that stockholders intend to resell their shares under Rule 144, there can be no assurances that we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or, if so, current in our reporting requirements under the Exchange Act, in order for stockholders to be eligible to rely on Rule 144 at such time. In addition to the foregoing requirements of Rule 144 under the federal securities laws, the various state securities laws may impose further restrictions on the ability of a holder to sell or transfer the shares of common stock.

Our anti-takeover provisions or provisions of Nevada law, in our articles of incorporation and bylaws and the common share purchase rights that accompany shares of our common stock could prevent or delay a change in control of us, even if a change of control would benefit our stockholders.

The Nevada Revised Statutes contain provisions governing the acquisition of a controlling interest in certain publicly held Nevada corporations. These laws provide generally that any person that acquires 20% or more of the outstanding voting shares of certain publicly held Nevada corporations, such as us, in the secondary public or private market must follow certain formalities before such acquisition or they may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part. These laws provide that a person acquires a "controlling interest" whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. The Control Share Acquisition Statute generally applies only to Nevada corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada. Our Bylaws provide that the provisions of the Nevada Revised Statutes, known as the “Control Share Acquisition Statute” apply to the acquisition of a controlling interest in us, irrespective of whether we have 200 or more stockholders of record, or whether at least 100 of our stockholders have addresses in the State of Nevada appearing on our stock ledger. These laws may have a chilling effect on certain transactions if our articles of incorporation or bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

Item 1B.	Unresolved Staff Comments

On April 3, 2013, the Company received a letter from the staff (the “Staff”) of the Securities and Exchange Commission with respect to an Amendment No. 2 to a Current Report on Form 8-K the Company filed on March 11, 2013. While the Company responded to the Staff’s letter on April 10, 2013, the Staff indicated that it would not consider clearing the comments set forth in its letter until the Staff had reviewed this Report.

Item 2.	Properties.

Works Property

On June 6, 2011 Eos acquired a 100% working interest and 80% net revenue interest in five land leases in Edwards County, Illinois (the “Works Property”) which have historically produced oil since 1940. The Works Property is comprised of five oil and gas leases (M. Works Tract 2, G.J. Works, G.J. Works Tract 3, F. Woods and F. Woods et al. Tract 4) in an approximately 510 acre tract of land bordered by the Illinois Highway 130 to the north, the Hux Oil Hedge Lease and Illinois Highway 130 to the east, and farmland with small tracts of wooded areas to the south and west. The Works Property is located in the Albion Township 2 South, Range 11 East in a portion of Section 18 and the northern half of Section 19 in Edwards County, Illinois.

Disclosure of Reserves

The following table provides evaluation information on all 510 acres of the Works Property as of December 31, 2012 from the March 25, 2013 reserve evaluation from Hahn Engineering, Inc. (“Hahn Engineering”):

	Proved Developed (a)		Proved Undeveloped (b)	Total Proved (c), (d)
	Producing	Non-Producing	Undrilled	Proved
Gross Reserves
Oil-Barrels (e)	11,832	30,558	68,927	111,317
Net Reserves
Oil-Barrels (e)	9,466	24,446	55,142	89,054

(a) In general, the proved developed producing reserves were estimated by the performance method. The reserves estimated by the performance method utilized extrapolations of various historical oil sales data in those cases where such data were definitive. The proved developed non-producing reserves were based data taken prior to 2008, when the Works Property wells were shut-in.

(b) The proved undeveloped undrilled reserves were based on recoveries from similar zone production from the Works Property with a reasonable certainty that they will be recovered.

(c) Initial production rates were based on current producing rates for those wells now in production. The proved reserves conform to the definition as set forth in the SEC regulation Part 210.4-10(a).

(d) The reserves included in this report are estimates only and should not be construed as being exact quantities. They may or may not be actually recovered, and if recovered, the revenues therefrom and the actual costs related thereto could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.

(e) Liquid hydrocarbons are expressed in standard 42 gallon barrels.

We believe that the assumptions, data, methods and procedures used to generate these reserve evaluations were appropriate for the intended purposes of the evaluations.

Controls Over Reserve Estimates

The preparation of the reserve evaluations were internally overseen and reviewed by Mr. Hogg, one of the Company’s directors. Mr. Hogg has over three decades of oil exploration and operations expertise, both in government negotiations and direct domestic negotiations, as well as in both onshore and offshore hydrocarbon projects. Mr. Hogg holds a B.Sc. in Geology from McMaster University and is registered as a Professional Geologist in Canada and a Qualified Reserves Evaluator, under Canadian National Instrument Standards, responsible for reserves reporting to exchanges in Canada. Mr. Hogg’s qualifications are more fully discussed below at page 46 under the section entitled “Directors, Executive Officers and Corporate Governance.”

Externally, our controls over the reserve evaluation disclosed in this Report included retaining Hahn Engineering as an independent petroleum engineering firm to generate the reserve evaluation. Within Hahn Engineering, the technical person primarily responsible for preparing the estimates set forth in the reserve report incorporated herein was Mr. Joseph Hahn. Mr. Hahn performs consulting petroleum engineering services under the State of Missouri Registered Professional Engineer No. E-20517. Mr. Hahn has been working as an oil and gas engineer since the 1970s. Mr. Hahn has substantial experience in the Illinois Basin.

Hahn Engineering does not have any interest in the Works Property and neither the employment to complete the reserve report nor the compensation was contingent on estimates of reserves and future income for the Works Property. Eos provided information about some of our oil and gas properties to Hahn Engineering, and Hahn Engineering prepared their own estimates of the reserves attributable to those properties.

All of the information regarding the Works Property reserves in this report is derived from Hahn Engineering’s March 25, 2013 reserve report, which is filed as Exhibit 99.1 to this Report.

Oil and Gas Production, Production Prices and Production Costs

From September 29, 2011 (the date of the first statement of oil runs from Countrymark after Eos purchased the Works Property) through the fiscal year ended December 31, 2011, the Works Property produced approximately 142 net barrels of oil, for which the average sales price per barrel produced was $91. For the fiscal year ended December 31, 2012, the Works Property produced approximately 899 net barrels of oil, for which the average sales price per barrel produced was $83.

From September 29, 2011 (the date of the first statement of oil runs from Countrymark after Eos purchased the Works Property) through the fiscal year ended December 31, 2011, TEHI stated that they had not been acting as our operator for a long enough period of time to calculate a separate average production cost per unit of oil produced, but our operating expenses for the Works Property for the period from May 2, 2011 (inception) to December 31, 2011 were $75,411, and our production costs were $390,562. These costs include work done to reopen some of the wells on the property, as all of the wells on the Works Property were shut-in from 2008-2011 by the widow of the previous owner, who had passed away. For the fiscal year ended December 31, 2012, we estimate an average production cost per unit of oil of $192, our operating expenses for the fiscal year ended December 31, 2012 were $180,312 and our production costs were $59,747.

Oil and Gas Properties, Wells, Operations and Acreage

As of both December 31, 2012 and 2011, the Works Property had 4 gross and 4 net productive oil wells over its approximately 510 acres. Of those 510 acres, there were 259 net and gross developed acres and 251 net and gross undeveloped acres as of December 31, 2012 and 2011.

Present Activities; Drilling and Other Exploratory and Development Activities

As of December 31, 2012, the Company was not in the process of drilling any new wells. No new wells have been drilled in 2010, 2011 or 2012.

Principal Offices

In addition to our 100% working interest and 80% net revenue interest in the Works Property, we currently lease office space in Los Angeles, California and San Antonio, Texas.

On December 27, 2012, Eos entered into an office lease for 3,127 square feet of space located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California with an unaffiliated third party. This space is used as the principal office of both Cellteck and Eos. The term of the lease lasts until April 30, 2013. Eos agreed to pay rent as follows: (i) for the period of time from December 27, 2012 to December 31, 2012, rent of $2,446.10; (ii) commencing January 1, 2013 through December 31, 2013, monthly rent of $15,165.95; (iii) commencing January 1, 2014 through December 31, 2014, monthly rent of $15,635.00; (iv) commencing January 1, 2015 through December 31, 2015, monthly rent of $16,104.05; (v) commencing January 1, 2016 through December 31, 2016, monthly rent of $16,573.42; and (vi) commencing January 1, 2014 through April 30, 2017, monthly rent of $17,073.42. So long as Eos is not in default under the lease, Eos shall be entitled to an abatement of rent in the amount of $15,165.95 per month for four full calendar months commencing February 1, 2013.

Eos also leases approximately 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the “Babcock Lease”) from 1975 Babcock, LLC (“Babcock”). The lease commenced on August 3, 2012 and will expire after 36 months, with certain renewal opportunities thereafter. We pay $7,500.00 a month in rent. If we pay a $25,000 lease termination fee to Babcock on or before May 31, 2013, we have the option to void the lease and all obligations owed thereunder (including rent then due and owing).

Our properties are subject to royalties and other customary outstanding interests. Our properties are also subject to an operating agreement, current taxes and insurance payments. Our properties have also been subject to certain liens, mortgages and other security interests. We do not believe that any of these burdens will materially interfere with the use of our properties.

Item 3.	Legal Proceedings.

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS alleging breach of the Employment Agreement.  Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. As of December 31, 2012, Eos had not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

On November 21, 2011, Eos entered into an Employment Agreement with Anthony Fidaleo to fill the position of Eos’ CFO. Pursuant to the agreement, Mr. Fidaleo was entitled to an annual salary of $240,000.00, 250,000 stock options vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Fidaleo was performing for Eos and the employment was terminated. As of December 31, 2012, no disputes have arisen and no lawsuits or other claims have been filed against us that relate to Mr. Fidaleo’s employment agreement.

On September 13, 2012, Eos entered into an employment agreement with Martin Cox to fill the position of Operations Manager. Pursuant to the agreement, Mr. Cox was entitled to receive $20,000 upon execution of the employment agreement and an annual salary of $120,000. However, a dispute arose regarding the amount of work Mr. Cox was performing for Eos. Eos’ position is that the employment agreement was cancelled and never went into effect. Mr. Cox disputes the cancellation of the employment agreement. On March 8, 2013, a claim was orally asserted on Mr. Cox’s behalf that Eos owes Mr. Cox $90,000 pursuant to the terms of the employment agreement. As of May 6, 2013, no lawsuits have been filed against us that relate to Mr. Cox’s employment agreement. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend itself against Mr. Cox’s claims.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities

Common Stock Market Information

Our common stock is quoted on the OTCBB. It was quoted under the symbol “CLTK” from October 30, 2008, the date we had our 15c2-11 approval, until February 15, 2013, when we changed our symbol to “EOPT.” Trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market. The following is a summary of the high and low closing prices of our common stock on the OTCBB during the periods presented, as reported on the website of the OTCBB Stock Market. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions:

	Closing Sale Price
	High	Low

Year Ended December 31, 2012
Fourth Quarter	$0.014	$0.002
Third Quarter	$0.019	$0.0012
Second Quarter	0.0044	0.0021
First Quarter	0.0042	.0.0042
Year Ended December 31, 2011
Fourth Quarter	0.0072	0.0042
Third Quarter	0.0091	0.005
Second Quarter	0.009	0.004
First Quarter	0.0175	0.0063

As of March 31, 2013, there were 61,633,891 outstanding shares of common stock and approximately 24 stockholders of record of the common stock (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•	our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Equity Compensation Plan Information

The following two tables provide information, as of December 31, 2012, with respect to options outstanding and available under our equity compensation plans (the first for common stock compensation plans, the second for Series B preferred stock compensation plans), other than any employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Common Stock Compensation Plan Information

As of December 31, 2012

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A)
	(A)		(B)	(C)

Equity compensation plans approved by security holders	0		0	0

Equity compensation plans not approved by security holders	9,668,000	(1)	$4.00	228,698,109	(2)

TOTAL	0		0	0

(1) Consists of 9,668,000 warrants to purchase shares of common stock issued to lenders and consultants in exchange for the provision of goods and services. A narrative description of these warrants immediately follows this table.

(2)The above number is based on the numbers of issued, outstanding and authorized shares of the Company’s common stock as of December 31, 2012. There were 300,000,000 shares authorized for issuance and 61,633,891 shares of common stock issued and outstanding. After subtracting the number of issued and outstanding shares and the number of securities disclosed above in column (A) from the number of authorized shares, 228,698,109 shares of common stock remain available for future issuance.

Narrative Descriptions of 2012 Common Stock Compensation Plans Not Approved by Security Holders

On June 18, 2012, Eos entered into a bridge loan agreement to obtain a $350,000 loan with Vicki Rollins, an unaffiliated individual. Pursuant to a written extension, the loan is due on August 31, 2013 and accrues interest at 6% per annum, commencing from May 22, 2012. In the event that the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest will accrue interest at a rate of 18% per annum. Eos agreed to issue to Ms. Rollins 175,000 warrants to purchase common stock with an exercise price of $2.50 and a two-year term. Pursuant to the Merger Agreement, we issued 175,000 warrants with substantially similar terms to Ms. Rollins in the place of Eos. By their terms, the amount and exercise price of these warrants will not be increased or decreased by the Stock Split. As of December 31, 2012, Eos has not made any payments to Ms. Rollins.

On August 2, 2012, Eos executed a series of agreements with Babcock in order to secure a $300,000 loan (the “Babcock Loan”). Pursuant to the Babcock Loan documents, Eos granted Babcock a mortgage and security interest in and on the Works Property and related assets, agreements and profits. Eos further agreed to enter into the Babcock Lease, under which, commencing August 3, 2012, Eos owes Babcock $7,500 in monthly rent. The Babcock Lease and Babcock Loan were personally guaranteed by Mr. Konstant. As additional consideration, Eos agreed to issue to Babcock 20,000 restricted shares of Eos’ common stock and 20,000 warrants for Eos’ common stock with a three-year term and an exercise price of $2.50, both for the price of $10,000. These shares were subsequently converted into an equal number of shares of our Series B preferred stock pursuant to the Merger Agreement, and we issued equivalent warrants to Babcock. By their terms, the amount and exercise price of these warrants will not be increased or decreased by the Stock Split. Eos agreed to pay the principal sum of the loan, together with accrued interest, by the maturity date. The maturity date, pursuant to an April 30, 2013 extension, is May 31, 2013. As of December 31, 2012, Eos has not made any payments on the Babcock Loan or Babcock Lease.

On April 30, 2013, the Babcock Loan and Babcock Lease were amended. Eos agreed to pay $5,000, due and payable on April 30, 2013, to Babcock in exchange for an extension on the maturity date of the Babcock Loan to May 31, 2013. In addition, Eos agreed to pay Babcock $15,000, due and payable on April 30, 2013, as consideration for Babcock’s agreement to defer of any enforcement of its rights under the Babcock Lease caused by Eos’ failure to pay monthly rent owed on the Babcock Lease until May 31, 2013. Eos was also granted the option to pay a $25,000 lease termination fee to Babcock on or before May 31, 2013. If such fee is paid, Eos may void the Babcock Lease and all obligations owed to Babcock thereunder, including rent then owed and payable.

On August 2, 2012, Eos also entered into a Consulting Advisory Agreement with John Linton, an unaffiliated individual. Mr. Linton agreed to furnish certain non-exclusive business and financial advice to Eos. Eos issued 200,000 restricted shares of Eos’ common stock and 100,000 warrants with an exercise price of $3.00 and an expiration date of August 2, 2014. The 200,000 shares of Eos common stock were converted into 200,000 shares of our Series B preferred stock pursuant to the Merger Agreement, and the 100,000 warrants will be converted into 100,000 of our warrants with substantially similar terms to the ones that Eos agreed to. By their terms, the amount and exercise price of these warrants will not be increased or decreased by the Stock Split. The term of the agreement is one year.

On August 31, 2011, GEM Global Yield Fund Limited (“GEM”) issued to Eos a $400,000,000 financing commitment for funds to be used in connection with Eos’ business opportunities in Africa  (the “GEM Commitment Letter”). The GEM Commitment Letter is non-binding, terminable at will and subject to execution of final documentation. In consideration of GEM’s continued support of Eos’ efforts in Africa via GEM’s lack of termination of or withdrawal from the GEM Commitment Letter, on November 21, 2012, the Company issued six common stock purchase warrants (collectively, the “GEM and 590 Partners Warrants”) to purchase a total of 8,373,000 shares of common stock of the Company to GEM and a GEM affiliate on the following terms and conditions:

•	The GEM A Warrant: The Company issued a warrant to purchase 1,200,000 shares of common stock of the Company, par value $0.0001 per share, to GEM at an exercise price of $2.50 per share (the “GEM A Warrant”). The GEM A Warrant vested immediately, and is set to expire on November 12, 2015.

•	The 590 Partners A Warrant: The Company issued a warrant to purchase 1,200,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners Capital, LLC (“590 Partners”) at an exercise price of $2.50 per share (the “590 Partners A Warrant”). All of the terms in the 590 Partners A Warrant are identical to those in the GEM A Warrant, as set forth above.

•	The GEM B Warrant: The Company issued a warrant to purchase 651,500 shares of common stock of the Company, par value $0.0001 per share, to GEM at an exercise price of $3.00 per share (the “GEM B Warrant”). The GEM B Warrant does not vest and shall not be exercisable unless and until the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration. The GEM B Warrant is set to expire on November 12, 2016.

•	The 590 Partners B Warrant: The Company issued a warrant to purchase 651,500 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners at an exercise price of $3.00 per share (the “590 Partners B Warrant”). All of the terms in the 590 Partners B Warrant are identical to those in the GEM B Warrant, as set forth above.

•	The GEM C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to GEM at an exercise price of $5.35 per share (the “GEM C Warrant”). The GEM C Warrant does not vest and shall not be exercisable unless and until the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration. The GEM C Warrant is set to expire on November 12, 2015, but the Company may elect to shorten the term of the GEM C Warrant (the “Company Shortening Option”) by moving the expiration date to the date six months from the day that all of the following conditions have been satisfied: (i) a petroleum agreement, between either the Company, a subsidiary of the Company or an affiliate of the Company and the Ghanaian Ministry of Energy receives ratification from the Ghanaian Parliament and becomes effective; (ii) the Company has publicly announced the ratification set forth in (i) above; (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) above to occur. If the expiration date of the GEM C Warrant has been moved by the Company’s exercise of its Company Shortening Option, GEM may elect to extend the term of the GEM C Warrant by moving the expiration date forward one calendar day for every trading day that the thirty day average trailing trading volume of the Company’s common stock is greater than $750,000,000, provided that the expiration date shall not be moved past the date that the GEM C Warrant was originally set to expire (plus any additional days added if the underlying shares remain unregistered after 270 days, as discussed further below).

•	The 590 Partners C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners at an exercise price of $5.35 per share (the “590 Partners C Warrant,”). All of the terms in the 590 Partners C Warrant are identical to those in the GEM C Warrant, as set forth above.

All of the above-mentioned GEM and 590 Partners Warrants cannot be exercised unless the warrant holder provides the Company with at least 61 days’ notice prior to any exercise. Furthermore, if the Company has not filed a registration statement with the SEC, and such registration statement has not become effective, with respect to the shares of the Company issuable upon exercise of a GEM or 590 Partners Warrant within 270 days of November 21, 2012, then the expiration date of such warrant shall be extended by one day for every day that the underlying shares remain unregistered after the 270th day. Lastly, by their terms, neither the exercise price nor the number of shares issuable upon exercise of any GEM or 590 Partners Warrant shall be increased or decreased upon the occurrence of the Stock Split.

On December 26, 2012, as subsequently amended, the Company entered into an Oil & Gas Services Agreement with Clouding IP, LLC (“Clouding”) in order to retain the services of Clouding and its affiliates. In addition, Clouding agreed to make known to the Company, on a most favored nations basis, any business opportunities of the nature sought by the Company. The agreement commenced on December 26, 2012 and expires on December 31, 2013. Payment for individual services by Clouding for the Company will be set at the time of contracting for services. As consideration for Clouding’s services, the Company issued to Clouding a warrant to purchase 1,000,000 shares of common stock of the Company with a three-year term and an exercise price of $3.00 per share. The warrant will not be exercisable unless and until the Stock Split has been effectuated, and the warrant expires on December 25, 2015. By its terms, neither the exercise price nor the number of shares issuable upon exercise shall be increased or decreased upon the occurrence of the Stock Split.

Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, the Company executed a series of agreements with Clouding in order to secure a $250,000 loan (the “Clouding Loan”). Pursuant to the Clouding Loan documents, the Company granted Clouding a mortgage and security interest in and on the Company’s assets. As additional consideration for the Clouding Loan, the Company sold to Clouding 250,000 shares of Series B Preferred Stock for the purchase price of $5,000, where such price was included in the total amount of the Clouding Loan. The maturity date of the Clouding Loan is August 31, 2013, and interest accrues on the Clouding Loan at a rate of 4% per annum commencing December 26, 2012. On the maturity date, the Company further agreed to pay to Clouding a loan fee of $25,000. At Clouding’s option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into Series B Preferred Stock of the Company at a conversion price of $2.50 per share. If all outstanding shares of Series B Preferred Stock have automatically converted pursuant to their terms when Clouding elects to exercise its option, Clouding will instead receive an equivalent number of shares of common stock equal to the number of shares of Series B Preferred Stock that Clouding would have otherwise received.

Series B Preferred Stock Compensation Plan Information

As of December 31, 2012

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in Column A
	(A)		(B)	(C)

Equity compensation plans approved by security holders	0		0	0

Equity compensation plans not approved by security holders	200,000	(1)	$1.25	2,649,956	(2)

TOTAL	0		0	0

(1) Consists of 100,000 options to purchase shares of Series B preferred stock at an exercise price of $2.50, issued to directors in exchange for their services, and 100,000 options to acquire shares of Series B preferred stock if one of our consultants is still employed by us on July 1, 2013 and December 31, 2013, in exchange for such consultant’s services. A narrative description of these options is immediately follows this table.

(2) The above number is based on the numbers of issued, outstanding and authorized shares of the Company’s Series B Preferred Stock as of December 31, 2012. There were 47,000,000 shares authorized for issuance and 44,150,044 shares of Series B Preferred Stock issued and outstanding. After subtracting the number of issued and outstanding shares and the number of securities disclosed above in column (A) from the number of authorized shares, 2,649,956 shares of Series B Preferred Stock remain available for future issuance. 44350044

Narrative Descriptions of Series B Preferred Stock Compensation Plans Not Approved by Security Holders

On May 1, 2012, in exchange for their services as directors, John Hogg, Martin Oring and John Mitola each received 25,000 options to purchase shares of common stock of Eos at an exercise price of $2.50. These options vested on May 1, 2012 and expire on May 1, 2015. On August 1, 2012, in exchange for his services as a director, James Lanshe also received 25,000 options to purchase shares of common stock of Eos at an exercise price of $2.50. His options vested on August 1, 2012 and expire on August 1, 2015. Pursuant to the terms of the Merger Agreement, all 100,000 of these options were converted into options to acquire an equal number of shares of Series B Preferred Stock of the Company, with the same exercise prices, vesting and expiration dates.

On July 1, 2012, Eos entered into a Services Agreement (the “Quantum Agreement”) with Quantum Advisors, LLC (“Quantum”). Quantum’s managing member is John Mitola, one of our directors. Quantum agreed to provide ongoing consulting services to Eos of a general business nature. As part of the Quantum Agreement, Eos agreed to grant Quantum a total of 200,000 shares of common stock. Eos has issued Quantum 50,000 restricted shares of the Eos’ common stock, which were subsequently converted into 50,000 shares of our Series B preferred stock pursuant to the Merger Agreement, and the Company issued an additional 50,000 shares of its Series B preferred stock on December 31, 2012 under the terms of the Quantum Agreement. The remaining 100,000 shares will vest in two equal installments if the Quantum Agreement has not been terminated by the following dates: July 1, 2013 and December 31, 2013. Quantum will be issued shares of our Series B preferred stock or, if the automatic conversion contemplated by the Merger agreement has been consummated, shares of our common stock. The Quantum Agreement has no fixed term and may be terminated immediately upon 60 days’ prior notice.

Recent Sales of Unregistered Securities

AGRA Partners

On December 7, 2011, Eos entered into a one-year consulting agreement (the “AGRA Agreement”) with Brian Hannan and Jeff Ahlholm, co-owners of Agra Capital Advisors LLC and Glacier Partners Holdings, LLC (Mr. Hannan and Mr. Ahlholm are hereinafter referred to as the “AGRA Partners”) to provide consulting services relating to business plan development, strategic planning, acquisitions and financing activities. The AGRA Partners will be paid a monthly advisory fee of $30,000 during the term of the agreement, to be capped at $360,000. The monthly advisory fee could be paid in either cash or shares of the Company’s common stock based on mutual agreement of Eos and AGRA Partners. AGRA Partners will also receive an M&A advisory and finder’s fee of not less than 2% of the value of certain transactions. On transactions jointly originated or originated by Eos or its affiliates, AGRA Partners will receive success fees ranging from 1.0% to 2.5%, depending on the value of the transaction. Eos, with AGRA Partners’ consent, issued 850,000 shares of Eos’ common stock in lieu of payment of a portion of the fees owed in December 2011. These shares were converted into 850,000 shares of the Company’s Series B Preferred Stock at the closing of the Merger.

When the original AGRA agreement expired on December 15, 2012, Eos and the AGRA Partners entered into a new one-year consulting agreement with the same terms for monthly compensation, advisory, finder’s and success fees. In addition, under the December 15, 2012 agreement, AGRA Partners may elect to purchase 500,000 shares of common stock of the Company for $50,000. As of December 31, 2012, AGRA Partners have not elected to purchase these shares, and their ability to do so expires concurrently with the expiration of the December 15, 2012 consulting agreement.

RT Loan

On October 24, 2011, and as subsequently amended, Eos and Mr. Konstant jointly and severally agreed to borrow $200,000 (the “RT Loan”) from RT Holdings, LLC (“RT”). After the note was orally amended on February 15, 2013, the principal amount of the loan accrues interest at 24% per annum from October 24, 2011, and the maturity date is April 30, 2013. On the maturity date, in addition to repaying in full the principal amount owed to RT, plus interest, Eos and Mr. Konstant agreed to pay RT a single additional fee of $10,000. In exchange for the RT Loan, Eos issued to RT 220,000 restricted shares of Eos’ common stock, which were subsequently converted into an equal number of restricted shares of our Series B Preferred Stock pursuant to the Merger. As of December 31, 2012, the entire amount of the RT Loan remains outstanding.

On April 25, 2013, pursuant to a letter agreement of forbearance, Eos agreed to make a partial payment of $25,000 towards the RT loan on or before June 30, 2013. So long as that payment is made, RT will forbear from enforcing any remaining obligations arising out of the RT Loan until August 31, 2013, at which time all amounts owing will be payable in full.

Sharma Loan

On February 15 and 16, 2012, Eos executed a series of agreements with Vatsala Sharma (“Sharma”) in order to secure a $400,000 bridge loan. This amount was subsequently increased by an additional loan of $400,000 to $600,000 total (the “Sharma Loan”). The Sharma Loan bears interest at 18% per year, and the maturity date, pursuant to a written extension dated April 24, 2013, has been extended to August 31, 2013. The Sharma Loan is personally guaranteed by Mr. Konstant and some of his personal assets, as well as a security interest in the Works Property and any newly acquired assets. As additional consideration, Sharma received 400,000 restricted shares of Eos’ common stock, which were subsequently converted into an equal number of restricted shares of the Company’s Series B Preferred Stock pursuant to the Merger. If the loan is not repaid by the maturity date, the Company will issue to Sharma 275,000 restricted shares of its common stock. As of December 31, 2012, the Company has not repaid any part of this loan.

Merger Agreement

On October 12, 2012, pursuant to the terms of the Merger Agreement, Merger Sub merged into Eos, with Eos being the surviving entity. As a result of the Merger, Eos became a wholly-owned subsidiary of the Company. Upon the closing of the Merger, each issued and outstanding share of common stock of Eos was automatically converted into the right to receive one share of our Series B preferred stock. At the closing, we issued 37,850,044 shares of Series B preferred stock to the former Eos stockholders, subject to the rights of the stockholders of Eos to exercise and perfect their appraisal rights under applicable provisions of Delaware law to accept cash in lieu of shares of equity securities of the Company.

Each share of our Series B preferred stock is convertible into 800 shares of our common stock and will automatically convert into shares of our common stock upon the filing, by us, of an amendment to our articles of incorporation for the authorization of a sufficient number of shares of common stock to convert all issued and outstanding shares of Series B preferred stock into common stock.

Prior to the closing of the transactions contemplated by the Merger Agreement, there were 61,633,891 shares of common stock and 40,000,000 shares of Series A preferred stock issued and outstanding. Simultaneously with the closing of the Merger:

•	the holders of 40,000,000 shares of our Series A preferred stock converted their shares into 100,000 shares of Series B preferred stock; and

•	the holders of $150,000 of outstanding indebtedness converted such debt into 5,900,000 shares of Series B preferred stock, 2,805,000 shares of which were then sold to former Eos stockholders.

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

Sterling Atlantic Purchase Agreement

On November 15, 2012, pursuant to a letter agreement (the “Purchase Agreement”) the Company agreed to sell to Sterling Atlantic, LLC (“Sterling”), post Stock-Split, up to 50,000 restricted shares of its common stock and 50,000 warrants to purchase shares of its common stock at an exercise price of $2.50, with a five-year term. Under the Purchase Agreement, if the Company received less than $50,000, the number of shares and warrants to be issued would be reduced proportionately. The Company received an aggregate of $40,000: (i) $15,000 came directly from Sterling; and (ii) $25,000 came from Billy Parrott, an individual, at the direction of Sterling. Consequently, the Company will, upon effectuation of the Stock Split, issue 15,000 shares and 15,000 warrants to Sterling and 25,000 shares and 25,000 warrants to Billy Parrott, where the warrants shall have the terms set forth above from the Purchase Agreement.

Clouding Loan

On December 26, 2012, the Company entered into an Oil & Gas Services Agreement with Clouding in order to retain the services of Clouding and its affiliates, discussed further above at page 32. Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, the Company executed a series of agreements with Clouding in order to secure the Clouding Loan. At Clouding’s option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into Series B Preferred Stock of the Company at a conversion price of $2.50 per share. If all outstanding shares of Series B Preferred Stock have automatically converted pursuant to their terms when Clouding elects to exercise its option, Clouding will instead receive an equivalent number of shares of common stock equal to the number of shares of Series B Preferred Stock that Clouding would have otherwise received.

As part of the consideration for the Clouding Loan, discussed further above at page 32, the Company sold to Clouding 250,000 shares of Series B Preferred Stock for the purchase price of $5,000, where such price was included in the total amount of the Clouding Loan. Such shares were issued to Clouding on January 16, 2013. If the Clouding Loan was not repaid in full by March 31, 2013, the Company agreed to issue to Clouding an additional 150,000 shares of Series B Preferred Stock, except that, if all outstanding shares of Series B Preferred Stock have automatically converted pursuant to their terms, Clouding will instead receive an equivalent number of shares of common stock equal to the number of shares of Series B Preferred Stock that Clouding would have otherwise received. The Clouding Loan was not repaid in full by March 31, 2013, so the Company issued to Clouding an additional 150,000 shares of Series B Preferred Stock. As of March 31, 2012, the Company has not repaid any part of the Clouding Loan.

SAI Geoconsulting

On January 21, 2013, Eos entered into a consulting agreement with SAI Geoconsulting, Inc. (“SAI”). Eos retained SAI on a non-exclusive basis to provide consulting support and advisory services for oil and gas activities. The agreement commenced on January 15, 2013 and continues for 24 months. Eos agreed to pay a finder’s fee equaling the greater of: (1) $30,000; or (2) the total sum of SAI’s hourly fees on such project at $200 an hour. Eos further agreed to pay SAI an additional commission of at least 2.5% on transactions exceeding $25 million located, originated or presented in whole or in part by SAI. As additional compensation for services rendered, SAI received 25,000 shares of restricted Series B preferred stock of the Company upon its execution of the agreement, and the Company may, but is not obligated, to issue to SAI, as additional consideration for SAI’s continued support of Eos, up to 75,000 shares of the Company’s restricted common stock from time to time as our board may determine in its sole and absolute discretion. Furthermore, upon SAI’s execution of the agreement, SAI received a warrant to purchase up to 250,000 shares of common stock of the Company at a strike price of $2.50 per share. The warrant will not be exercisable unless and until the Stock Split has been effectuated, and the warrant expires on January 17, 2018. So long as the Stock Split has been effectuated, 50,000 warrants shall vest annually every January 21st, commencing on January 21, 2013 and ending January 21, 2017. If the Stock Split has not been effectuated by January 21st of any such year, any shares that would otherwise have vested on such dated shall instead vest on the next business day immediately following effectuation of the Stock Split.

LowCal Loan

On February 8, 2013, the Company and Eos entered into the following agreements with LowCal Industries, LLC (“LowCal”) and LowCal’s affiliates: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement;(iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing; and (vi) a Compliance/Oversight Agreement (collectively referred to as the “Loan Agreements”).

After the Loan Agreements were amended on April 23, 2013, pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). The principal and all interest on the LowCal Loan is due in one installment on or before December 31, 2013, the maturity date. At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of Cellteck’s Series B Convertible Preferred Stock, or, if the Stock Split has been effectuated, common stock, at a conversion price of $5.00 per share. Furthermore, Eos must provide LowCal with 10 days’ notice before any repayment of the LowCal Loan. At LowCal’s option, upon its receipt of such notice, it may elect to convert all accrued but unpaid interest into 50,000 shares of the Company’s Series B Convertible Preferred Stock or, if the Stock Split has been effectuated, common stock.

The LowCal Loan is secured by (i) a mortgage, lien on, assignment of and security interest in and to the Works Property; (ii) a guaranty by the Company as a primary obligor for payment of Eos’ obligations when due; and (iii) a first priority position or call right for an amount equal to the then outstanding principal balance of and accrued interest on the LowCal Loan on the first draw down by either Eos or the Company from the GEM Commitment Letter, should the Company or Eos be in a position to draw on this facility.

When the Loan Agreements were first entered into on February 8, 2013, LowCal agreed to purchase 500,000 shares of Series B Convertible Preferred Stock of the Company for $10,000. When the Loan Agreements were amended on April 23, 2013, LowCal agreed to purchase an additional 450,000 shares of Series B Convertible Preferred Stock of the Company for $10,000. LowCal executed a Lock-Up/Leak-Out Agreement which restricts LowCal’s ability to sell these shares and any other shares of the Company it obtains through August 8, 2013.

Lastly, Eos agreed that Sail Property Management Group LLC, an affiliate of LowCal (“Sail”), would be entitled to conduct periodic oversight and inspection of Eos’ business, operations and properties on behalf of LowCal. In exchange for Sail’s services, Sail will receive a $25,000 fee from Eos on the maturity date of the LowCal Loan, in addition to reimbursement for reasonable expenses. As of December 31, 2012, the Company and Eos have not yet repaid any part of the loan or made any payments to Sail.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto which appear elsewhere in this Report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Forward-Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of December 31, 2012. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

On October 12, 2012, pursuant to the Merger Agreement, entered into by and between Cellteck, Eos and Merger Sub, dated July 16, 2012, Merger Sub merged into Eos, with Eos being the surviving entity in the Merger. As a result of the Merger, Eos became a wholly owned subsidiary of Cellteck. Upon the closing of the Merger, each issued and outstanding share of common stock of Eos was automatically converted into the right to receive one share of our Series B preferred stock. At the closing, we issued 37,850,044 shares of Series B preferred stock to the former Eos stockholders, subject to the rights of the stockholders of Eos to exercise and perfect their appraisal rights under applicable provisions of Delaware law to accept cash in lieu of shares of the equity securities of Cellteck.

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of December 31, 2012, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, pre-development activities for existing assets and our reverse merger with Cellteck.

Our continuing development of oil and gas projects will require the acquisition of land rights, mining equipment and associated consulting activities required to convert the fields into revenue generating assets. Generally, financing is available for these initial project costs where such financing is secured by the assets themselves. From time to time however, our activities may require senior credit facilities, convertible securities and the sale of common and preferred equity at the corporate level.

In connection with our business, we will likely engage consultants with expertise in the oil and gas industries, project financing and oil and gas operations.

The financial statements included as part of this Report and the financial discussion reflect the performance of Eos and Cellteck, which primarily relates to Eos’ Works Property oil and gas assets located in Illinois.

Comparison of the year ended December 31, 2012 to the period ended May 2, 2011 (inception) to December 31, 2011.

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of December 31, 2012, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the year ended December 31, 2012 was $74,530 and revenue for the period from May 2, 2011 (inception) to December 31, 2011 was $30,968.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the period from May 2, 2011 (inception) to December 31, 2011 were $75,411, and for year ended December 31, 2012 were $172,252. The annualized increase was due primarily to the reopening of wells via our agreement with TEHI in which they serve as our operator of the Works Property.

General and administrative expenses

General and administrative expenses for the period from May 2, 2011 (inception) to December 31, 2011 were $1,526,007 and for the year ended December 31, 2012 were $1,254,277. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. They also include payments to third party consultants for their assistance with potential acquisitions. Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works property, we must raise a significant amount of working capital and capital to fund improvements to the Works property. As of December 31, 2012, we had cash in the amount of $57,511. At December 31, 2012, we had total liabilities of $2,743,752. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

We issued a promissory note on February 8, 2013 for $1,250,000 which was subsequently amended for an additional $1,250,000 for a combined total of $2,500,000.  The note’s interest rate is 10% per annum and is due on August 31, 2013.  We used the loan proceeds to pay (i) $650,000 for drilling wells on the Works Property, (ii) $105,000  to retire outstanding notes and  (iii) $120,000 to Agra under the consulting agreement. The remaining proceeds will be used to assist us in meeting our short-term obligations, but we will require additional financing in order to properly fund our ongoing activities.

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

As a result, one of our key activities is focused on raising significant working capital in the form of the sale of stock, convertible debt instrument(s) or a senior debt instrument to retire outstanding obligations and to fund ongoing operations. It is expected that shareholders may face significant dilution due to any such raise in any of the forms listed herein. New securities may have rights and preferences superior to that of current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

For these reasons, the report of our auditor accompanying our financial statements filed herewith includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

We have retained consultants to assist us in our efforts to raise capital. The consulting agreements provide for compensation in the form of cash and stock and result in additional dilution to shareholders.

Cash Flows

Operating Activities

Net cash used in operating activities was $642,911 for the period from May 2, 2011 (inception) through December 31, 2011 and $1,331,291 for the year ended December 31, 2012. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Cash Used in Investing Activities

Net cash used by investing activities was $48,288 for the period from May 2, 2011 (inception) through December 31, 2011 and $21,000 for the year ended December 31, 2012, and was primarily due to the capital costs incurred at the Works property.

Cash Flows from Financing Activities

Net cash flow from financing activities was $691,199, for the period from May 2, 2011 (inception) through December 31, 2011. This cash was generated from our financing activities that included the issuance of preferred stock and short term notes as more fully described in this Report. Net cash flow from financing activities of $1,399,802 for the year ended December 31, 2012 was generated primarily from proceeds from the issuance of shor term note and convertible notes.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements and condensed consolidated financial statements that we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the consolidated financial statements and accompanying notes included in this report. We base our estimates on historical information, when available, and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies to be critical to the estimates used in the preparation of our financial statements.

Use of Estimates

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the following:

•	Final well closure and associated ground reclamation costs to determine the asset retirement obligation as discussed under “Asset Retirement Obligations;”
•	Estimated variables used in the Black-Scholes option pricing model used to value options and warrants as discussed below under “Fair Value Measurements;”
•	Proved oil reserves;
•	Future costs to develop the reserves; and
•	Future cash inflows and production development costs.

Actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized when hydrocarbons have been delivered, the customer has taken title and collection is reasonably assured.

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. Capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. At the end of each reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.

Full Cost Ceiling Test

At the end of each quarterly reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties.

Share-Based Compensation

We periodically issue stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. We account for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the our Statements of Operations. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Contractual Obligations

Our significant contractual obligations as of December 31, 2012, are as follows:

		One to	Three to	More Than
	Less than One Year	Three Years	Five Years	Five Years	Total
Advances from shareholder	$40,000	$-	$-	$-	$40,000
Short-term advances - related party	39,000	-	-	-	39,000
Convertible notes payable	250,000	-	-	-	250,000
Notes payable	1,450,000	-	-	-	,450,000
Leases	121,328	380,868	267,168	-	769,364
Total	$1,860,328	$380,868	$267,168	$-	$2,508,364

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required to be filed pursuant to this Item 8 begin on page F-1 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of December 31, 2012, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

•	We lack the proper accounting policies and procedures that resulted in significant unrecorded transactions, lack of supporting documentation, approval processes and record retention processes;

•	We lack the accounting staff to oversee the financial statement closing process in a timely and efficient manner;

•	We lack an independent audit committee and chairman;

•	We lack the proper segregation of duties as one person can initiate, authorize and execute transactions; and

•	We do not have the requisite infrastructure for meeting the higher demands of being a U.S. public company.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Officers Subsequent to the Merger

On October 12, 2012, upon effectiveness of and pursuant to the Merger, Gus Rahim resigned from his positions as the Company’s Chairman, Chief Executive Officer, President and Chief Financial Officer. The following persons became our directors and officers:

Nikolas Konstant, Martin B. Oring, John R. Hogg, John Mitola and James C. Lanshe became our directors. In addition, Gus Rahim remained as a member of our board. Nikolas Konstant became our Chairman, Chief Executive Officer, President and Chief Financial Officer, and John Mitola became our corporate secretary.

On December 17, 2012, James Lanshe resigned from his position as a director on our Board of Directors. Mr. Lanshe did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices; he accepted an executive position with another oil and gas company and wanted to avoid any potential conflicts of interest.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors and executive officers.

The following table sets forth certain biographical information with respect to our directors and executive officers as of December 31, 2012:

Name	Position	Age

Nikolas Konstant	President, Chief Executive Officer, Chief Financial Officer and Chairman	53
Martin B. Oring	Director	67
John R. Hogg	Director	53
John Mitola	Director and Corporate Secretary	47
Gus Rahim	Director	52

Nikolas Konstant. Mr. Konstant became our President, Chief Executive Officer, Chief Financial Officer and Chairman in connection with the closing of the Merger Agreement. He also has served as the Chairman of Eos Petro, Inc. since 2011. Mr. Konstant has more than 17 years of experience as a merchant financier, investor and advisor to public and private companies on mergers and acquisitions, capital formation and balance sheet restructurings. Mr. Konstant has been providing equity and debt financing for public and private companies for over 17 years as a merchant financier. Previously, Mr. Konstant was the managing director of NCVC, LLC, a $200 million venture capital fund and indirect subsidiary of Nightingale Conant. While at NCVC, Mr. Konstant provided equity for the Wolfgang Puck Food Company, Nutrition for Life (which was the number one stock on NASDAQ in the year of 1996), On Stage Entertainment, Platinum Technologies and several other public companies. Previously, Mr. Konstant founded nanoUniverse, PLC (AIM: NANO), co- founded Electric City Corporation (currently known as Lime Energy Co.) (NASDAQ: LIME) and co- founded Advanced Cell Technology, Inc. (OTCBB: ACTC). Mr. Konstant has been a board member of Nightingale Conant, On Stage Entertainment, UCLA Board of Governors and on the board of the investment Subcommittee of Cedars Sinai Hospital. Mr. Konstant currently serves on the Cedars Sinai Board of Governors. Mr. Konstant is also the Chairman of DreamWorks Children of the World a charitable organization for Children of the World. Mr. Konstant attended Harvard Business School and has several certificates from HBS and the University of Chicago in addition a degree of Calculus from Barstow College. He is semi fluent in Greek, semi fluent in Italian and French. He is presently studying Mandarin. Mr. Konstant is a Mason at the Menorah Lodge #523. Mr. Konstant was a member in YPO, the Young Presidents Organization, since 1998 with the Belair Chapter in Los Angeles California. As a financier, investor and advisor, we believe that Mr. Konstant will contribute his leadership skills, knowledge and finance background, and business experience to our board of directors. In addition, we believe that Mr. Konstant’s membership on our board of directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Martin B. Oring. Mr. Oring became a member of our board of directors in connection with the closing of the Merger Agreement. He has been a member of the board of directors of Searchlight Minerals Corp. since October 6, 2008 and its President and Chief Executive Officer since October 1, 2010. Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001. Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations. From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations. From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities’ capital market effort for large and medium-sized financial institutions. From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury). Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world’s leading energy companies. When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury). Mr. Oring is also currently a director and chief executive officer of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company. He also serves as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Denver, Colorado, which trades on the TSX Venture Exchange. Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations. He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from Carnegie Institute of Technology. As a financial planner and an executive with experience in banking and finance, we believe that Mr. Oring will contribute his leadership skills, knowledge and finance background, and business experience to our board of directors. In addition, we believe that Mr. Oring’s membership on our board of directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

John R. Hogg. Mr. Hogg became a member of our board of directors in connection with the closing of the Merger Agreement. He has over three decades of oil exploration and operations expertise, both in government negotiations and direct domestic negotiations, as well as in both onshore and offshore hydrocarbon projects. He has been involved with several substantial hydrocarbon discoveries totaling 1.5 trillion cubic feet of gas and more than 50 million barrels of oil. Since 2007 through the present, Mr. Hogg has served as the Vice President of Exploration and Operation and an officer s at MGM Energy Corporation, where he manages all exploration and delineation efforts on MGM assets on the Mackenzie Delta and in the Norman Wells area of the Central Northwest Territories. He is also responsible for the reserves and resources of MGM’s Health Safety and Environmental Committee and the Audit Committee. Since 2008, Mr. Hogg has also served as a Director for Windsor Energy Inc., a private company exploration for hydrocarbons in Eastern Canada. From 2006 to 2007 Mr. Hogg worked as the Manager of New Ventures and Frontier Exploration for ConocoPhillips Canada, where his responsibilities included managing a staff of 40 geoscientists and engineers, managing an exploration program with eight million acres of land and building a portfolio of new play opportunities for the Senior Exploration Management, Canadian Arctic Business Unit and Canadian Leadership Teams. Mr. Hogg has focused on direct exploration and the production of assets throughout his career, including as Manager of New Ventures for Encana Corp from 2004 to 2005 and as Team Lead and Geological Specialist for Petro-Canada, Inc. from 1988 to 1997. His past work has also led him to senior roles with world-class exploration companies, including Gulf Resources and Husky Oil. He has had the opportunity and direct responsibility for several significant capital exploration programs. Mr. Hogg has received awards for his work throughout his distinguished career, the most recent of which was honorary member status from the American Association of Petroleum Geologists. Mr. Hogg has also been involved with influential industry trade associations, including acting as the president of the Canadian Society of Petroleum Geologists in 2003 and as vice president of the American Association of Petroleum Geologists. Mr. Hogg holds a B.Sc. in Geology from McMaster University and is registered as a Professional Geologist in Canada. As a person with executive and technical experience in the oil industry, we believe that Mr. Hogg will contribute his leadership skills, knowledge and oil industry background, and business experience to our board of directors. In addition, we believe that Mr. Hogg’s membership on our board of directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

John Mitola. Mr. Mitola became a member of our board of directors in connection with the closing of the Merger Agreement. Since 2008, he has served as President and director of Juhl Wind, Inc., one of the longest standing wind power development companies in the United States, and a leader in the development of community wind farms. Mr. Mitola has presided over the structuring of $240 million in project financing required to fund the full-scale development and construction of eight wind farms in Minnesota and Nebraska. Prior to his position with Juhl Wind, Mr. Mitola was a managing partner with Kingsdale Capital International, a private equity and capital advisory firm that specialized in merchant banking, leveraged buyouts and corporate finance in the renewable energy industry. He currently owns and operates Quantum Advisors, LLC, a firm specializing in the structuring and startup of new enterprises in the energy, environmental and transportation fields. Mr. Mitola served as Chairman of the Illinois Toll Highway Authority from 2003 to 2009. The Illinois State Toll Highway Authority is one of the largest agencies in Illinois and is one of the largest transportation agencies in North America. From 2000 to 2006, Mr. Mitola served as the Chief Executive Officer and as a director of Electric City Corp., a publicly-traded company specializing in energy efficiency systems. From 1997 to 1999, Mr. Mitola served as the Vice President and General Manager of Exelon Thermal Technologies, a subsidiary of Exelon Corp, which designed and built alternative energy systems. From 1990 until his move to Electric City Corp, Mr. Mitola served in other various leadership roles at Exelon Thermal Technologies. Mr. Mitola also serves as a board member of IDO Security Inc., a publicly traded company. He is a member of the American Society of Heating, Refrigerating and Air-Conditioning Engineers and the Association of Energy Engineers. His community affiliations include membership in the Economic Club of Chicago, City Club of Chicago, Union League Club and the governing board of the Christopher House Board of Directors. He is also a member of the boards of Scholarship Chicago, the Illinois Council Against Handgun Violence and the Illinois Broadband Development Council. Mr. Mitola received his B.S. degree in engineering from the University of Illinois at Urbana-Champaign and J.D. from DePaul University College of Law. As a person with finance experience and executive and technical experience in the energy industry, we believe that Mr. Mitola will contribute his leadership skills, knowledge, finance and energy industry background, and business experience to our board of directors. In addition, we believe that Mr. Mitola’s membership on our board of directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Gus Rahim. Mr. Rahim is a longstanding member of our board and, prior to the closing of the Merger Agreement, was our Chief Executive Officer and Chief Financial Officer. He has owned and served as President of the Ontario Driving School of London Inc. since 1982, and of Payless Auto Leasing and Sales Inc. since 1985. He was the owner and General Manger of Canadian Centre for Decision Driving (CCDD) from 2004 to 2007. Mr. Rahim is also the founding member of the Truck Training Schools Association of Ontario in 1993 and presently serves as a board member and past President. Additionally, in 2005, he served as a board member of The Road Safety Association for one year. He is an active member of the Ontario Safety League. He also served as the President and Chairman of the Board of Claremont Technologies Corp from 2005 to 2006. As a person with executive business experience, we believe that Mr. Rahim will contribute his leadership skills, knowledge and business background, and business experience to our board of directors. In addition, we believe that Mr. Rahim’s membership on our board of directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business or banking. They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us. Each director must represent the interests of all stockholders. When considering potential director candidates, the board of directors also considers the candidate’s character, judgment, age and skills, including financial literacy and experience in the context of our needs and the needs of the board of directors. In addition to considering an appropriate balance of knowledge, experience and capability, the board of directors has as an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Section 16(a) Beneficial Ownership Reporting Compliance

John Mitola, one of our directors and our Secretary, did not file on a timely basis: (1) a Form 3 when he became a director and officer of the Company on October 12, 2012; and (2) a Form 4 for 50,000 shares of the Company’s Series B Preferred Stock he acquired on December 31, 2012. The Form 3 was filed on October 24, 2012 and the Form 4 was filed on January 10, 2013.

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics in the foreseeable future.

Material Changes to Procedures by which Security Holders may Recommend Nominees to Board of Directors

None.

Audit Committee

We do not have a separately designated audit committee of our board or an “Audit Committee Financial Expert,” as we are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors. Although the board does not have an audit committee, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our board is deemed to be its audit committee and ,as such, functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors.

Limitation of Liability of Directors

Nevada Revised Statutes provide that, subject to certain exceptions, or unless the articles of incorporation or an amendment thereto, provide for greater individual liability, a director or officer is not individually liable to the corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that his act or failure to act constituted a breach of his fiduciary duties as a director or officer, and his breach of those duties involved intentional misconduct, fraud or a knowing violation of law. Our Articles of Incorporation do not contain a provision which provides for greater individual liability of our directors and officers.

Our Articles of Incorporation include provisions for limiting liability of our directors and officers under certain circumstances and for permitting indemnification of directors, officers and certain other persons, to the maximum extent permitted by applicable Nevada law, including that:

no director or officer is individually liable to us or our stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer, provided, that the foregoing clause will not apply to any liability of a director or officer for any act or failure to act for which Nevada law proscribes this limitation and then only to the extent that this limitation is specifically proscribed,

•	any repeal or modification of the foregoing provision will not adversely affect any right or protection of a director existing at the time of such repeal or modification,

•	we are permitted to indemnify our directors, officers and such other persons to the fullest extent permitted under Nevada law. Our current Bylaws include provisions for the indemnification of our directors, officers and certain other persons, to the fullest extent permitted by applicable Nevada law, and

•	with respect to the limitation of liability of our directors and officers or indemnification of our directors, officers and such other persons, neither any amendment or repeal of these provisions nor the adoption of any inconsistent provision of our Articles of Incorporation, will eliminate or reduce the effect of these provisions, in respect of any matter occurring, or any action, suit or proceeding accruing or arising or that, but for these provisions, would accrue or arise, prior to such amendment, repeal or adoption of an inconsistent provision.

Indemnification of Directors and Officers

Section 78.138(7) of the Nevada Revised Statutes, or NRS, provides, with limited exceptions, that a director or officer is not individually liable to the corporation or its stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that:

•	his act or failure to act constituted a breach of his fiduciary duties as a director or officer; and

•	his breach of those duties involved intentional misconduct, fraud or a knowing violation of law.

Section 78.7502 of the NRS permits the Registrant to indemnify its directors and officers as follows:

1. A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:

•	is not liable pursuant to NRS 78.138; or

•	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent, does not, of itself, create a presumption that the person is liable pursuant to NRS 78.138 or did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, or that, with respect to any criminal action or proceeding, he had reasonable cause to believe that his conduct was unlawful.

2. A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys’ fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:

•	is not liable pursuant to NRS 78.138; or

•	acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation.

Indemnification may not be made for any claim, issue or matter as to which such a person has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals therefrom, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court in which the action or suit was brought or other court of competent jurisdiction determines upon application that in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper.

3. To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections 1 and 2, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys’ fees, actually and reasonably incurred by him in connection with the defense.

In addition, Section 78.751 of the NRS permits the Registrant to indemnify its directors and officers as follows:

1. Any discretionary indemnification pursuant to NRS 78.7502, unless ordered by a court or advanced pursuant to subsection 2, may be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances. The determination must be made:

•	by the stockholders,

•	by the board of directors by majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding,

•	if a majority vote of a quorum consisting of directors who were not parties to the action, suit or proceeding so orders, by independent legal counsel in a written opinion, or

•	if a quorum consisting of directors who were not parties to the action, suit or proceeding cannot be obtained, by independent legal counsel in a written opinion.

2. The articles of incorporation, the bylaws or an agreement made by the corporation may provide that the expenses of officers and directors incurred in defending a civil or criminal action, suit or proceeding must be paid by the corporation as they are incurred and in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount if it is ultimately determined by a court of competent jurisdiction that he is not entitled to be indemnified by the corporation. The provisions of this subsection do not affect any rights to advancement of expenses to which corporate personnel other than directors or officers may be entitled under any contract or otherwise by law.

3. The indemnification pursuant to NRS 78.7502 and advancement of expenses authorized in or ordered by a court pursuant to this section:

•	does not exclude any other rights to which a person seeking indemnification or advancement of expenses may be entitled under the articles of incorporation or any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, for either an action in his official capacity or an action in another capacity while holding his office, except that indemnification, unless ordered by a court pursuant to NRS 78.7502 or for the advancement of expenses made pursuant to subsection 2, may not be made to or on behalf of any director or officer if a final adjudication establishes that his acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action.

•	continues for a person who has ceased to be a director, officer, employee or agent and inures to the benefit of the heirs, executors and administrators of such a person.

Item 11.	Executive Compensation

General

Our executive officers are not compensated for their services, but are reimbursed for out-of-pocket expenses incurred in furtherance of our business. We do not have any employment agreements with any of our executive officers, although we do have consulting agreements with some affiliates of some of our executive officers and directors. We do not have any retirement, pension or savings plans for management or employees at this time.

Executive Compensation

The Summary Compensation Table below sets forth the compensation awarded to, earned by, or paid to our named executive officers (“Named Executive Officers”) for the fiscal years ended December 31, 2011 and December 31, 2012.

Name and Principal Position	Year	Salary		Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total

Gus Rahim	2012	$0		$0		$0		$0		$0	$0	$0		$0
Director, former CEO	2011	$0		$0		$0		$0		$0	$0	$0		$0
Nikolas Konstant	2012	$0		$60,000	(1)	$0		$0		$0	$0	$153,000	(1)(2)	$213,000
Director, CEO	2011	$0		$0		$0		$0		$0	$0	$457,510	(3)	$457,510
John Mitola	2012	$8,000	(4)	$0		$11,200	(5)	$991	(6)	$0	$0	$0		$20,191
Director, Secretary	2011	$0		$0		$0		$0		$0	$0	$0		$0

(1) On September 25, 2012, Eos entered into a Consulting Agreement with Plethora Enterprises. Mr. Konstant is the sole member of Plethora Enterprises. In exchange for Plethora Enterprises’ services, Eos agreed to compensate Plethora Enterprises commencing in September 2012 with a monthly fee (the “Monthly Fee”). The Monthly Fee is initially $30,000 per month, provided, however, that payment of the Monthly Fee shall be deferred, but not abated, until the first month following the month in which Eos has either: (a) successfully raised and funded a cumulative total of at least $2.5 million in corporate equity; or (b) become cash flow positive on a monthly basis for at least two consecutive months. For the purposes of the next sentence, each month the EBITDA of Eos for the 12-month period (the “LTM”) ended two months prior to the month of calculation. In the month in which the EBITDA of Eos for the LTM meets or exceeds any of $6 million, $12 million or $20 million, the Monthly Fee shall be adjusted to equal one-twelfth of ten percent of the LTM EBITDA. Such adjusted Monthly Fee shall remain in effect unless and until the LTM EBITDA rises or falls below the next higher or lower LTM EBITDA provided above, provided that the Monthly Fee shall in no event be reduced below $30,000. Once deferred Monthly Fees become payable, the amount of such deferred Monthly Fees will be paid in equal monthly installments of $15,000, in addition to the then-applicable Monthly Fee until all deferred Monthly Fee amounts have been paid in full. As of December 31, 2012, Eos owes Plethora Enterprises $97,000 in Monthly Fees, but such amount is deferred, but not abated. Plethora Enterprises is also entitled to a success fee based on successful completion of certain acquisitions. The success fee is percentage-based, but must be a minimum of $60,000 for covered acquisitions. Plethora Enterprises received a $60,000 success fee upon the closing of the Merger.

(2) In order to secure Eos’ $600,000 Sharma Loan, Nikolas Konstant pledged and guaranteed some of his personal assets to secure the Sharma Loan. As consideration for Mr. Konstant’s pledge and guaranty, Eos issued to Plethora Enterprises, 1,000,000 restricted shares of Eos’ common stock, with a fair market value estimated at $56,000 on February 15, 2012, the date of grant. These shares were subsequently converted into 1,000,000 shares of the Company’s Series B convertible Preferred Stock at the closing of the Merger.

(3) Based on 31,500,100 shares of the Company’s Series B preferred stock owned by Plethora Enterprises. The 31,500,100 shares were issued to Plethora Enterprises upon completion of the Merger in exchange for an equal number of shares of Eos’ common stock previously held by Plethora Enterprises. The $457,510 listed in the table above is based on estimates of the fair value of the stock Eos originally issued to Plethora Enterprises on the respective dates of grant: (1) on May 2, 2011, Eos issued the first 1,100 restricted shares of Eos' common stock to Plethora Enterprises in consideration for $10.00; (2) on May 3, 2011 Eos entered into a Contribution Agreement with Plethora Partners, LLC, a company of which Mr. Konstant is the managing member, pursuant to which Eos immediately issued 24,999,000 restricted shares of Eos' common stock to Plethora Enterprises, for an estimated fair value amount of $2,500; and (3) on May 3, 2011, also pursuant to the terms of the Contribution Agreement with Plethora Partners, LLC, Eos issued 6,500,000 restricted shares of Eos’ common stock to Plethora Enterprises for services related to Eos’ acquisition of an oil and gas property, where the value of Plethora Enterprises’ services was estimated to be $455,000.

(4) Under Mr. Mitola’s Director’s Agreement dated May 1, 2013, Mr. Mitola is entitled to receive $1,000 per month in arrears until such time as the Company becomes cash flow positive.

(5) Equal to the fair value on the date of grant of 200,000 shares of common stock, which shall vest in four equal installments as set forth below, pursuant to a Services Agreement with Quantum on July 1, 2012. Quantum’s managing member is John Mitola, who, at the time of execution of the agreement, was a member of the Board of Directors of Eos. Mr. Mitola also now serves on the Board of Directors of Cellteck and is the President and CEO of Plethora Energy. Commencing in the first month following the earlier to occur of (i) Eos successfully raising a minimum of $2.5 million in equity financing; or (ii) Eos becoming cash flow positive on a monthly basis, Eos agreed pay Quantum a monthly fee of $5,000 per month, payable on the 15th day of each month (the “Monthly Retainer”). If the agreement has not been terminated by July 1, 2014 and Eos is cash flow positive at that time, the Monthly Retainer shall increase to $8,000 per month. Any Monthly Retainer payments to Quantum shall constitute prepayment of any success fee owed to Quantum. Quantum shall receive such success fees for providing services in support of certain future acquisition and/or financing projects of Eos, the parameters of which shall be laid out Eos. As stated above, Eos also agreed to grant Quantum a total of 200,000 shares of common stock. Eos already issued Quantum 50,000 restricted shares of the Eos’ common stock. These 50,000 shares were subsequently converted into 50,000 shares of our Series B preferred stock pursuant to the Merger Agreement. The Company also issued Quantum 50,000 shares of Series B Preferred Stock on December 31, 2012. The remaining 100,000 shares will vest in two equal groups if the Services Agreement has not been terminated by the following dates: July 1, 2013 and December 31, 2013. Quantum will be issued shares of our Series B preferred stock or, if the automatic conversion contemplated by the Merger Agreement has been consummated, shares of our common stock.

(6) Equal to the fair value on the date of grant of options to acquire 25,000 shares of Series B preferred stock at an exercise price of $2.50. The shares of Series B preferred stock underlying these options are convertible, in the aggregate, into 20,000,000 shares of common stock. These options vested on May 1, 2012 and expire on May 1, 2015. The options were given to Mr. Mitola on May 1, 2012 in exchange for his services as a director of Eos.

The following table provides information concerning outstanding equity awards for each of our Named Executive Officers outstanding as of December 31, 2012:

	Option Awards						Stock Awards
Name and Position	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested		Market value of shares of units of stock that have not vested		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
John Mitola,	20,000,000	(1)	—	—	$2.50	May 1, 2015	—		—		—	—
corporate secretary	—		—	—	—	—	80,000,000	(2)	$472,000	(2)	—	—

(1) Consists of options to acquire 25,000 shares of Series B preferred stock at an exercise price of $2.50. The shares of Series B preferred stock underlying these options are convertible, in the aggregate, into 20,000,000 shares of common stock. These options vested on May 1, 2012 and expire on May 1, 2015. The options were given to Mr. Mitola on May 1, 2012 in exchange for his services as a director of Eos.

(2) On July 1, 2012, Eos entered into a Services Agreement with Quantum. Quantum’s managing member is John Mitola. 200,000 shares of Series B preferred stock total would be awarded to Quantum in four equal installments if he is continuing his services for Eos on four different dates. Two of these dates have already passed, for which Quantum was awarded a total 100,000 shares of Series B preferred stock. The remaining 100,000 shares shown in the able above will be awarded to Quantum on July 1, 2013 and December 31, 2013, provided the Services Agreement is still in effect at that time. Each of the 100,000 shares of Series B preferred stock is convertible into 800 shares of common stock for a total of 80,000,000 shares of common stock, which is the amount shown in the table above. The closing market price of the Company’s stock at December 31, 2012 was $0.0059, which leads to market value of the shares disclosed in the table above.

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2012:

Name(1)	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Martin B. Oring	$8,000	(2)	-	$991	(3)	-	-	$8,991
John R. Hogg	$8,000	(4)	-	$991	(5)	-	-	$8,991
James C. Lanshe	$4,500	(6)	-	$991	(7)	-	-	$5,491

(1) Messrs. Nikolas Konstant, John Mitola and Gus Rahim are directors, but they are not disclosed in this table, as their compensation has been disclosed in the two summary compensation tables immediately preceding this table for Named Executive Officers.

(2) Under Mr. Oring’s Director’s Agreement dated May 1, 2013, Mr. Oring is entitled to receive $1,000 per month in arrears until such time as the Company becomes cash flow positive.

(3) Equal to the fair value on the date of grant of options to acquire 25,000 shares of Series B preferred stock at an exercise price of $2.50. The shares of Series B preferred stock underlying these options are convertible, in the aggregate, into 20,000,000 shares of common stock. These options vested on May 1, 2012 and expire on May 1, 2015. The options were given to Mr. Oring on May 1, 2012 in exchange for his services as a director of Eos.

(4) Under Mr. Hogg’s Director’s Agreement dated May 1, 2013, Mr. Hogg is entitled to receive $1,000 per month in arrears until such times as the Company becomes cash flow positive.

(5) Equal to the fair value on the date of grant of options to acquire 25,000 shares of Series B preferred stock at an exercise price of $2.50. The shares of Series B preferred stock underlying these options are convertible, in the aggregate, into 20,000,000 shares of common stock. These options vested on May 1, 2012 and expire on May 1, 2015. The options were given to Mr. Hogg on May 1, 2012 in exchange for his services as a director of Eos.

(6) Under Mr. Lanshe’s Director’s Agreement dated August 1, 2012, Mr. Lanshe was entitled to receive $1,000 per month in arrears until such times as the Company becomes cash flow positive. Mr. Lanshe resigned from the Company’s Board of Directors, and his Director’s Agreement was terminated, on December 17, 2012.

(7) Equal to the fair value on the date of grant of options to acquire 25,000 shares of Series B preferred stock at an exercise price of $2.50. The shares of Series B preferred stock underlying these options are convertible, in the aggregate, into 20,000,000 shares of common stock. These options vested on August 1, 2012 and expire on August 1, 2015. The options were given to Mr. Lanshe on August 1, 2012 in exchange for his services as a director of Eos.

Golden Parachute Compensation

No Named Executive Officers or directors are parties to any agreement concerning any type of “golden parachute” compensation as such term is used in Item 402(t) of Regulation S-K of the Securities Act of 1933, as amended.

Employment Agreements, Retirement Plans, Pension Plans and Saving Plans

We do not currently employ any employees. We also do not have a retirement, pension or savings plan for management or employees at this time.

Compensation Committee

As of December 31, 2012, we have not established a compensation committee.

Nikolas Konstant, both the Company’s and Eos’ CFO and CEO, participated in deliberations concerning executive officer compensation. Mr. Konstant is also the Chairman of the Board of Directors of both Eos and the Company. In addition, John Mitola, our Secretary and member of our Board of Directors, is also a member of the Board of Directors of Eos. For more information on related party transactions called for by Item 404, please see the section entitled “Certain Relationships and Related Transactions, and Director Independence” below at page 55.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables reflect, as of March 31, 2013, the beneficial ownership of: (a) each of our directors, (b) each named executive officer, (c) each person known by us to be a beneficial holder of 5% or more of our common stock and Series B preferred stock on an as-converted basis, and (d) all of our directors and executive officers as a group.

Except as otherwise indicated below, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Unless otherwise indicated, the principal address of each shareholder, director and listed executive officer is 1999 Avenue of the Stars, Suite 2520, Los Angeles, California 90067.

Name of Beneficial Owner – 5% or Greater Stockholders	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned Assuming the Conversion of All Shares of Series B Stock (2)

Nikolas Konstant	26,000,080,000	(3)	72.38%

*Less than 1%

Name of Beneficial Owner – Management and Directors	Number of Shares Beneficially Owned (1)		Percentage of Shares Beneficially Owned Assuming the Conversion of All Shares of Series B Stock (2)

Nikolas Konstant	26,000,080,000	(3)	72.38%
Martin B. Oring	20,000,000	(4)	*
John R. Hogg	20,000,000	(5)	*
John Mitola	100,000,000	(6)	*
Gus Rahim	10,600	(7)	*

Directors and officers as a group (five persons)	26,140,090,600		72.77%

*Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC. A person is deemed the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of the date of this Report, including but not limited to the right to acquire shares of common stock subject to options, warrants or convertible preferred stock. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table will have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the shareholders, officers, directors and stockholders can be reached at our principal offices, located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California 90067.

(2) Percentage of ownership is based on an assumed 35,921,669,091 shares of common stock outstanding, which in turn consists of 61,633,891 shares of common stock and 44,825,044 shares of Series B preferred stock currently outstanding as of the date of this Report. The outstanding shares of Series B preferred stock are convertible into: (i) 800 shares of common stock per share of Series B preferred stock; and (ii) an aggregate of 35,860,035,200 shares of common stock. The shares of Series B preferred stock are entitled to vote together with the common stockholders on an as-converted basis. All issued and outstanding shares of Series B preferred stock will automatically convert into shares of common stock upon the filing of an amendment to the Articles of Incorporation for the authorization of a sufficient number of shares of common stock to convert all issued and outstanding shares of Series B preferred stock into common stock. Other than shares of common stock issuable upon the conversion of shares of Series B stock, which for the purposes of this table we have deemed converted and outstanding for every stockholder, shares of common stock subject to options or warrants, or which may otherwise be acquired within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options, warrants or other such right, but are not deemed outstanding for computing the percentage ownership of any other stockholder.

(3) Consists of 32,500,100 shares of Series B preferred stock held by Plethora Enterprises. The shares are convertible, in the aggregate, into 26,000,080,000 shares of common stock. In addition, if we were to assume that only Mr. Konstant’s shares of Series B preferred stock were converted, and not any other securities convertible into common stock held by others, Mr. Konstant would beneficially own 99.76% of the outstanding shares of common stock. Mr. Konstant is our President, CEO, CFO and Chairman of the Board of Directors.

(4) Consists of options to acquire 25,000 shares of Series B preferred stock at an exercise price of $2.50. The shares of Series B preferred stock underlying these options are convertible, in the aggregate, into 20,000,000 shares of common stock. These options vested on May 1, 2012 and expire on May 1, 2015. In addition, if we were to assume that only Mr. Oring’s options were exercised and converted into common stock, and not any other securities convertible into common stock held by others, Mr. Oring would beneficially own 24.50% of the outstanding shares of common stock. Mr. Oring is a member of our board of directors.

(5) Consists of options to acquire 25,000 shares of Series B preferred stock at an exercise price of $2.50. The shares of Series B preferred stock underlying these options are convertible, in the aggregate, into 20,000,000 shares of common stock. These options vested on May 1, 2012 and expire on May 1, 2015. In addition, if we were to assume that only Mr. Hogg’s options were exercised and converted into common stock, and not any other securities convertible into common stock held by others, Mr. Hogg would beneficially own 24.50% of the outstanding shares of common stock. Mr. Hogg is a member of our board of directors.

(6) Consists of 100,000 shares of Series B preferred stock and options to purchase 25,000 shares of Series B preferred stock at an exercise price of $2.50. The shares of Series B preferred stock are held by Quantum Advisors, LLC, of which Mr. Mitola is the controlling member. The shares of Series B preferred stock are convertible, in the aggregate, into 80,000,000 shares of common stock and the shares of Series B preferred stock underlying the options to purchase are convertible, in the aggregate, into 20,000,000 shares of common stock , for a total of 100,000,000 shares of common stock. The options to purchase vested on May 1, 2012 and expire on May 1, 2015. In addition, if we were to assume that only Mr. Mitola’s shares of Series B preferred stock and options were converted, and not any other securities convertible into common stock held by others, Mr. Mitola would beneficially own 61.86% of the outstanding shares of common stock. Mr. Mitola is a member of our board of directors, our corporate secretary, and the CEO of Plethora Energy, Inc., which is a wholly-owned subsidiary of Eos.

(9) Consists of 10,600 shares of common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Mr. Konstant

Our principal offices were located at 2049 Century Park East, Suite 3670, in Los Angeles, California until December 27, 2012. We subleased this approximately 2,000 square feet of space pursuant to an oral agreement with Princeville Group LLC (“Princeville”), an affiliate of Mr. Konstant, which in turn had an agreement to lease the space from an unaffiliated third party. Princeville paid $4,000 a month to the unaffiliated party, and we in turn paid $4,000 a month to Princeville. This oral lease was terminated on December 27, 2012. During the year ended December 31, 2012, Mr. Konstant paid $40,000 on behalf of the Company for the rental of this property, which is recorded as “Advances from shareholder” in the accompanying consolidated balance sheets.

Eos has issued 32,500,100 restricted shares of Eos common stock to Plethora Enterprises in a series of four transactions. Mr. Konstant is the sole member of Plethora Enterprises. At the time all four transactions were consummated, Mr. Konstant was the founder of Eos, Member of and Chairman of the Board of Directors of Eos. After the Merger Agreement, Mr. Konstant also became the Company’s President, Chief Executive Officer, Chief Financial Officer, Director on and Chairman of the Board of Directors. The 32,500,100 shares were issued in the following transactions:

•	On May 2, 2011, Eos issued the first 1,100 restricted shares of Eos’ common stock to Plethora Enterprises per action by written consent of the sole stockholder in consideration for $10.00. These shares were subsequently converted into an equal number of shares of our Series B preferred stock pursuant to the Merger Agreement.

•	On May 3, 2011 Eos entered into a Contribution Agreement with Plethora Partners, LLC. Upon consummation of the agreement, Eos issued 24,999,000 restricted shares of Eos’ common stock to Plethora Enterprises. Furthermore, pursuant to the terms of the agreement, upon completion of the transaction to acquire the Works Property, Eos issued 6,500,000 restricted shares of Eos’ common stock to Plethora Enterprises. These shares were subsequently converted into an equal number of shares of our Series B preferred stock pursuant to the Merger Agreement.
•	On February 16, 2012 Eos entered into an agreement with Sharma in order to obtain a $400,000 bridge loan. In order to secure the loan, Nikolas Konstant pledged and guaranteed some of his personal assets. As consideration for the security, Eos issued to Plethora Enterprises 1,000,000 restricted shares of Eos’ common stock. These shares were subsequently converted into an equal number of shares of our Series B preferred stock pursuant to the Merger Agreement.

Mr. Konstant has also personally guaranteed and indemnified certain obligations of Eos:

•	On October 24, 2011, Nikolas, jointly and severally with Eos, signed a promissory note to obtain a $200,000 loan from RT for Eos’ use.
•	On February 16, 2012, Eos executed a series of documents with Vatsala Sharma in order to secure a $400,000 bridge loan. This amount was subsequently amended to $600,000. Mr. Konstant personally guaranteed the loan and pledged some of his personal assets.
•	On June 18, 2012, Eos entered into a bridge loan agreement to obtain a $350,000 loan from Vicki Rollins. Mr. Konstant agreed to personally indemnify Ms. Rollins against certain losses arising out of Eos’ behavior, including Eos’ failure to apply funds to pay off the loan in the event of a default.
•	On August 2, 2012, Eos executed a series of documents with Babcock in order to secure and personally guarantee: (1) the Babcock Loan; and (2) the Babcock Lease.

On September 24, 2012, Eos entered into a Consulting Agreement with Plethora Enterprises. Mr. Konstant is the managing member of Plethora Enterprises. Plethora Enterprises agreed to provide various kinds of consulting support and advisory services to Eos. Plethora Enterprises further agreed to serve as a strategic advisor to Eos, to be in addition to Mr. Konstant’s services as a member and chairman of the board of directors. The initial term of the agreement is sixty months from September 24, 2012, but, unless either of the parties delivers a notice of termination, on the last day of each month of the term, the term shall be extended for an additional month so that, absent the delivery of a notice of termination, the term shall perpetually be sixty months. In the event of any termination by Eos, within 30 days of the effective date of such termination, Eos must pay to Plethora Enterprises a termination fee equal to the product of 36 and the arithmetic mean of the Monthly Fee, as that term is defined below.

In exchange for Plethora Enterprises’ services, Eos agreed to compensate Plethora Enterprises commencing in September 2012 a monthly fee (the “Monthly Fee”). The Monthly Fee is initially $30,000 per month, provided, however, that payment of the Monthly Fee shall be deferred, but not abated, until the first month following the month in which Eos has either: (a) successfully raised and funded a cumulative total of at least $2.5 million in corporate equity; or (b) become cash flow positive on a monthly basis for at least two consecutive months. For the purposes of the next sentence, each month the EBITDA of Eos for the 12-month period (the “LTM”) ended two months prior to the month of calculation. In the month in which the EBITDA of Eos for the LTM meets or exceeds any of $6 million, $12 million or $20 million, the Monthly Fee shall be adjusted to equal one-twelfth of ten percent of the LTM EBITDA. Such adjusted Monthly Fee shall remain in effect unless and until the LTM EBITDA rises or falls below the next higher or lower LTM EBITDA provided above, provided that the Monthly Fee shall in no event be reduced below $30,000. Once deferred Monthly Fees become payable, the amount of such deferred Monthly Fees will be paid in equal monthly installments of $15,000, in addition to the then-applicable Monthly Fee until all deferred Monthly Fee amounts have been paid in full. In addition to the monthly fee, Eos shall pay Plethora Enterprises a fee based on the growth of Eos: concurrent with the closing of any acquisitions, Eos shall pay to Plethora Enterprises a fee equal to 1% of the aggregate consideration paid in such acquisition (which includes debt assumed), with a minimum fee of $60,000 per acquisition, regardless of the size of the acquisition. Such a success fee was paid upon the closing of the Merger. As of December 31, 2012, the Company owed Plethora Enterprises $97,000 as deferred compensation..

Eos also has an unsecured non-interest bearing related party loan in the amount of $40,000 as of December 31, 2012. This advance was from Nikolas Konstant for the rental of the property located at 2049 Century Park East, referenced above. The loan is non-interest bearing and it is due on demand.

Transactions with other Related Parties

On August 29, 2011, Eos incurred $10,750 each from EAOG and PBOG. EAOG is owned 90% by Eos, and PBOG is owned 90% by Plethora Oil and Gas Limited, a company which in turn is 100% owned by Nikolas Konstant. The other 10% of EAOG and PBOG are owned by Baychester.

On October 3, 2011, Eos entered into an Exclusive Business Partner and Advisory Agreement with Baychester, which owns a 10% minority interest in EAOG and PBOG. Pursuant to the agreement, Eos agreed to pay Baychester a monthly consulting fee of $10,000. Furthermore, if either PBOG or EAOG is granted a concession in West Africa, Baychester will be issued 5,000,000 shares of our Series B preferred stock, or, if the automatic conversion contemplated by the Merger Agreement has been consummated, shares of our common stock. Baychester is also entitled to a bonus fee if Eos consummates a business arrangement with a third party as a result of Baychester’s introduction or contract.

Eos also entered into the Quantum Agreement with Quantum on July 1, 2012. Quantum’s managing member is John Mitola, who, at the time of execution of the Quantum Agreement, was a member of the Board of Directors of Eos. Mr. Mitola also now serves on the Board of Directors of Cellteck and is the President and CEO of Plethora Energy. Commencing in the first month following the earlier to occur of (i) Eos successfully raising a minimum of $2.5 million in equity financing; or (ii) Eos becoming cash flow positive on a monthly basis, Eos agreed pay Quantum a monthly fee of $5,000 per month, payable on the 15th day of each month (the “Monthly Retainer”). If the agreement has not been terminated by July 1, 2014 and Eos is cash flow positive at that time, the Monthly Retainer shall increase to $8,000 per month. Any Monthly Retainer payments to Quantum shall constitute prepayment of any success fee owed to Quantum. Quantum shall receive such success fees for providing services in support of certain future acquisition and/or financing projects of Eos, the parameters of which shall be laid out Eos. Eos also agreed to grant Quantum a total of 200,000 shares of common stock. Eos already issued Quantum 50,000 restricted shares of the Eos’ common stock. These 50,000 shares were subsequently converted into 50,000 shares of our Series B preferred stock pursuant to the Merger Agreement. The Company issued Quantum 50,000 shares of Series B Preferred Stock on December 31, 2012. The remaining 100,000 shares will vest in two equal groups if the Quantum Agreement has not been terminated by the following dates: July 1, 2013 and December 31, 2013. Quantum will be issued shares of our Series B preferred stock or, if the automatic conversion contemplated by the Merger Agreement has been consummated, shares of our common stock.

Director Independence

We have five members of our board and do not have a separately designated audit, compensation or nominating committee of our board. The functions customarily delegated to these committees are performed by our full board. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.

We anticipate that the board will form committees and adopt related committee charters, including an audit committee, corporate governance and nominations committee and compensation committee.

We believe that Martin B. Oring and John R. Hogg are “independent,” and that Nikolas Konstant, John Mitola and Gus Rahim are not “independent,” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules.

We do not separate the roles of Chief Executive Officer and Chairman of the Board because Mr. Konstant serves as Chief Executive Officer and Chairman of the Board.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Aggregate fees billed for fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements: $10,000. For the fiscal year ended December 31, 2012, such aggregate fees were $52,451.

Audit-Related Fees

Aggregate fees billed in fiscal year ended December 31, 2011for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above: $0. For the fiscal year ended December 31, 2012, such aggregate fees were $0.

Tax Fees

Aggregate fees billed in fiscal year ended December 31, 2011 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning: $0. For the fiscal year ended December 31, 2012, such aggregate fees were $0.

All Other Fees

Aggregate fees billed in fiscal year ended December 31, 2011 for products and services provided by the principal accountant, other than the services reported above: $0. For the fiscal year ended December 31, 2012, such aggregate fees were $0.

The Company’s pre-approval policy is to retain the services of a professional accountant only once the threshold established by Rule 2-01 of Regulation S-X has been met.

The Company’s pre-approval procedure is to carefully establish that each of the tests delineated in paragraphs (b) and (c)(1)-(3) of Rule 2-01 of Regulation S-X are met.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant referenced in Item 8 of this Report are appended to the end of this report, commencing on page F-1.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Previously Filed on and
Exhibit No.	Description	Incorporated by Reference to
2.1	Agreement and Plan of Merger by and between Cellteck, Inc., Eos Petro, Inc., and Eos Merger Sub, Inc., a wholly-owned subsidiary of Cellteck, Inc., dated July 16, 2012	The current report on Form 8-K filed July 23, 2012
2.2	First Amendment to the Agreement and Plan of Merger dated January 16, 2013 between Cellteck, Inc. and Eos Petro, Inc.	The current report on Form 8-K filed January 17, 2013
3.1	Articles of Incorporation of Cellteck, Inc., as amended	The registration statement on Form 10-12G filed May 19, 2008
3.2	Certificate of Designations for Series A Preferred Stock	The current report on Form 10-K/A filed September 23, 2010
3.3	Certificate of Designations for Series B Preferred Stock	The current report on Form 8-K/A filed January 17, 2013
3.4	Bylaws of Cellteck, Inc.	The registration statement on Form 10-12G filed May 19, 2008
3.5	Amendment to the Certificate of Designations for Series B Preferred Stock	The current report on Form 8-K filed January 17, 2013
4.1	Specimen Stock Certificate	The registration statement on Form 10-12G filed May 19, 2008
10.1	Contribution Agreement dated May 3, 2011 between Eos Petro, Inc. and Plethora Partners LLC, as amended	The current report on Form 8-K/A filed March 11, 2013
10.2	Purchase and Sale Agreement dated June 6, 2011 between Eos Petro, Inc. and TEHI Illinois, LLC	The current report on Form 8-K/A filed January 17, 2013
10.3	Services Agreement dated July 8, 2011 between Eos Petro, Inc. and Knowledge Reservoir, LLC	The current report on Form 8-K/A filed January 17, 2013
10.4	Letter Agreement dated September 5, 2011 between Eos Petro, Inc. and DCOR	The current report on Form 8-K/A filed January 17, 2013
10.5	Exclusive Business Partner and Advisory Agreement dated October 3, 2011 between Eos Petro, Inc. and Baychester Petroleum Limited	The current report on Form 8-K/A filed January 17, 2013
10.6	Promissory note dated October 24, 2011 between Eos Petro, Inc., Nikolas Konstant and RT Holdings, LLC	The current report on Form 8-K/A filed January 17, 2013
10.7	Consulting Agreement dated December 7, 2011 between Eos Petro, Inc., Brian Hannan and Jeff Ahlholm	The current report on Form 8-K/A filed January 17, 2013
10.8	Consulting Agreement dated December 15, 2012 between Eos Petro, Inc., Brian Hannan and Jeff Ahlholm	Filed herewith
10.9	Loan Agreement and Secured Promissory Note dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.10	Loan Mortgage, Assignment, Security Agreement and Fixture Filing dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.11	Personal Guaranty Agreement dated February 16, 2012 between Nikolas Konstant and Vatsala Sharma	The current report on Form 8-K/A filed January 17, 2013
10.12	Collateral Assignment dated February 16, 2012 between Nikolas Konstant and Vatsala Sharma	The current report on Form 8-K/A filed January 17, 2013
10.13	First Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013

10.14	Second Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.15	Third Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.16	Oil & Gas Operating Agreement dated June 6, 2012 between Eos Petro, Inc. and TEHI Illinois, LLC	The current report on Form 8-K/A filed January 17, 2013
10.17	Bridge Loan Agreement dated June 18, 2012 between Eos Petro, Inc. and Vicki Rollins	The current report on Form 8-K/A filed January 17, 2013
10.18	Services Agreement dated July 1, 2012 between Eos Petro, Inc. and Quantum Advisors, LLC	The current report on Form 8-K filed October 15, 2012
10.19	First Amendment and Allonge to Promissory Note dated July 10, 2012 between Eos Petro, Inc., Nikolas Konstant and RT Holdings, LLC	The current report on Form 8-K/A filed January 17, 2013
10.20	Loan Agreement and Secured Promissory Note dated August 2, 2012 between Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.21	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated August 2, 2012 between Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.22	Consent, Subordination and Intercreditor Agreement dated August 2, 2012 between Eos Petro, Inc., Vatsala Sharma and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.23	Personal Guaranty Agreement dated August 2, 2012 between Nikolas Konstant, Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.24	Lease Agreement dated August 3, 2012 between Eos Petro, Inc. and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.25	Lease Guaranty dated August 3, 2012 between Nikolas Konstant and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.26	Consulting Agreement dated September 24, 2012 between Eos Petro, Inc. and Plethora Enterprises, LLC	The current report on Form 8-K filed October 15, 2012
10.27	Amended and Restated Consulting Agreement dated September 25, 2012 between Eos Petro, Inc. and John Linton, as amended	The current report on Form 8-K filed October 15, 2012
10.28	Letter Agreement dated September 26, 2012 between Eos Petro, Inc., 1975 Babcock, LLC and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.29	Joinder Agreement dated September 26, 2012 between Eos Petro, Inc., 1975 Babcock, LLC, Vatsala Sharma and Vicki Rollins	The current report on Form 8-K filed October 15, 2012
10.30	Licensing and Servicing Agreement dated March 1, 2012 between Eos Petro, Inc. and Entrex, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.31	Mutual Termination Agreement dated March 1, 2013 between Eos Petro, Inc. and Entrex Inc.	The current report on Form 8-K/A filed March 11, 2013
10.32	$400,000,000 Subscription Commitment dated August 31, 2011 between Eos Petro, Inc. and GEM Global Yield Fund	The current report on Form 8-K filed January 17, 2013
10.33	Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and GEM Global Yield Fund (GEM A Warrant)	The current report on Form 8-K filed January 17, 2013
10.34	Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and GEM Global Yield Fund (GEM B Warrant)	The current report on Form 8-K filed January 17, 2013
10.35	Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and GEM Global Yield Fund (GEM C Warrant)	The current report on Form 8-K filed January 17, 2013

10.36	Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners A Warrant)	The current report on Form 8-K filed January 17, 2013
10.37	Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners B Warrant)	The current report on Form 8-K filed January 17, 2013
10.38	Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners C Warrant)	The current report on Form 8-K filed January 17, 2013
10.39	Oil & Gas Services Agreement dated December 26, 2012 between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.40	Warrant to Purchase Common Stock between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.41	Loan Agreement and Secured Promissory Note dated December 26, 2012 between Cellteck, Inc., and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.42	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated December 26, 2012 between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.43	Office Lease dated December 27, 2012 between Eos Petro, Inc. and 1999 STARS, LLC	The current report on Form 8-K filed January 17, 2013
10.44	Consulting Agreement dated January 21, 2013 between Eos Petro, Inc. and SAI Geoconsulting, Inc., as amended	The current report on Form 8-K/A filed March 11, 2013
10.45	First Amendment to Consulting Agreement dated January 21, 2013 between Eos Petro, Inc. and SAI Geoconsulting, Inc.	The current report on Form 8-K/A filed March 11, 2013
10.46	Warrant to Purchase Common Stock of Cellteck, Inc. issued to SAI Geoconsulting, Inc. on January 21, 2013	The current report on Form 8-K/A filed March 11, 2013
10.47	Loan Agreement and Secured Promissory Note dated February 8, 2013, between Eos Petro, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.48	Lock-Up/Leak-Out Agreement dated February 8, 2013 between Cellteck, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.49	Guaranty dated February 8, 2013 between Cellteck, inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.50	Series B Convertible Preferred Stock Purchase Agreement dated February 8, 2013 between Cellteck, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.51	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated February 8, 2013 between Eos Petro, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.52	Compliance/Oversight Agreement dated February 8, 2013 between Eos Petro, Inc. and Sail Property Management Group, LLC	The current report on Form 8-K filed February 28, 2013
10.53	Letter Agreement dated November 15, 2012 between Eos Petro, Inc. and Sterling Atlantic, LLC	Filed herewith
10.54	Letter Agreement dated April 18, 2013 between Eos Petro, Inc. and Vicki Rollins	Filed herewith
10.55	Second Amendment to the Clouding Agreements dated April 19, 2013 between Cellteck, Inc. and Clouding IP, LLC	Filed herewith

10.56	First Amendment to the LowCal Agreements dated April 23, 2013 between Eos Petro, Inc., Cellteck, Inc., Sail Property Management Group LLC, LowCal Industries, LLC and LowCo [EOS/Petro], LLC	Filed herewith
10.57	Amended and Restated Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated April 23, 2013 between Eos Petro, inc. and LowCal Industries, LLC	Filed herewith
10.58	Amended and Restated Loan Agreement and Secured Promissory Note dated April 23, 2013 between Eos Petro, Inc. and LowCal Industries, LLC	Filed herewith
10.59	Series B Convertible Preferred Stock Purchase Agreement dated April 23, 2013 between Cellteck, Inc., LowCal Industries, LLC and LowCo [EPS/Petro], LLC	Filed herewith
10.60	Letter Agreement dated April 24, 2013 between Eos Petro, Inc. and Vatsala Sharma	Filed herewith
10.61	Letter Agreement dated April 25, 2013 between Eos Petro, Inc. and RT Holdings, LLC	Filed herewith
10.62	Renewal and Extension Agreement dated April 30, 2013 between Eos Petro, Inc. and 1975 Babcock Road, LLC	Filed herewith
21.1	List of Subsidiaries of Cellteck, Inc.	Filed herewith
23.1	Consent of Hahn Engineering	Filed herewith
31.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Works Unit Reserve Evaluation dated March 25, 2013 by Hahn Engineering, Inc.	Filed herewith
101	Interactive Data File (XBRL)	Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 8, 2013

Cellteck, Inc.

By:	/s/ Nikolas Konstant
Nikolas Konstant
President, CEO and CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Nikolas Konstant	Chairman of the Board, Chief	May 8, 2013
Nikolas Konstant	Executive Officer, Chief Financial Officer, President

/s/ John Mitola	Corporate Secretary, Director	May 8, 2013
John Mitola

/s/ John Hogg	Director	May 8, 2013
John Hogg

/s/ Martin Oring	Director	May 8, 2013
Martin Oring

Cellteck, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cellteck, Inc. and Subsidiaries

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Cellteck, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2012 and for the period from May 2, 2011 (inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and cash flows for the year ended December 31, 2012 and for the period from May 2, 2011 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a stockholders’ deficiency at December 31, 2012 and has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Los Angeles, California
May 8, 2013

Cellteck, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

Current assets
Cash	$47,511	$-
Deposits and other current assets	17,288	10,200
Total current assets	64,799	10,200

Oil and gas properties, net	182,985	151,856
Other property plant and equipment, net	9,503	-
Long-term deposits	102,441	-
Total assets	$359,728	$162,056

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$210,568	$368,113
Accrued expenses	615,081	95,822
Advances from shareholder	137,000	39,598
Short-term advances - related party	39,000	-
Convertible notes payable, net of discount of $4,688 and $0	245,312	-
Notes payable	1,450,000	241,600
Total current liabilities	2,696,961	745,133

Asset retirement obligation	46,791	-
Total liabilities	2,743,752	745,133

Commitments and contingencies	-	-

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized, 44,150,044 and 35,860,044 shares issued and outstanding	4,415	3,586
Common stock; $0.0001 par value; 300,000,000 shares authorized 61,633,890 and 0 shares issued and outstanding	6,163	-
Additional paid-in capital	1,271,860	1,140,293
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(3,578,262)	(1,638,756)
Total stockholders' deficit	(2,384,024)	(583,077)
Total liabilities and stockholders' deficit	$359,728	$162,056

The accompanying notes are an integral part of these consolidated financial statements.

Cellteck, Inc. and Subsidiaries

Consolidated Statements of Operations

		May 2, 2011
	Year Ended	(Inception) to
	December 31, 2012	December 31, 2011

Revenues
Oil and gas sales	$74,530	$30,968

Costs and expenses
Lease operating expense	172,252	75,411
General and administrative	1,254,277	1,526,007
Total costs and expenses	1,426,529	1,601,418

Loss from operations	(1,351,999)	(1,570,450)

Other income (expense)
Reverse merger costs	(57,385)	-
Interest expense	(514,144)	(56,898)
Total other income (expense)	(571,529)	(56,898)

Net loss	(1,923,528)	(1,627,348)

Preferred stock dividends	(15,978)	(11,408)

Net loss attributed to common stockholders	$(1,939,506)	$(1,638,756)

Net loss per share attributed to common stockholders - basic and diluted	$(0.05)	(0.05)
Weighted average comon shares oustanding Basic and diluted	38,149,900	33,499,665

The accompanying notes are an integral part of these consolidated financial statements.

Cellteck, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Deficit

For the Period from May 2, 2011 (Inception) to December 31, 2012

					Additional	Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, May 2, 2011 (inception)	-	$-	-	$-	$-	$-	$-	$-

Initial issuances of stock to founding shareholder	25,000,100	2,500	-	-	10	-	-	2,510
Issuance of stock to founding shareholder for services at $0.07 per share	6,500,000	650	-	-	454,350	-	-	455,000
Issuance of stock for acquisition of oil and gas leases at $0.07 per share	1,479,544	148	-	-	103,420	-	-	103,568
Issuance of stock for services at a range of $0.061 to $0.07 per share	300,000	30	-	-	20,521	-	-	20,551
Issuance of stock in debt transaction	200,000	20	-	-	12,180	-	-	12,200
Issuance of stock for satisfaction of liabilities	850,000	85	-	-	51,765	-	-	51,850
Issuance of stock for cash and receivable	726,400	73	-	-	88,127	(88,200)	-	-
Issuance of stock for cash	804,000	80	-	-	399,920	-	-	400,000
Accrued dividends on preferred stock	-	-	-	-	-	-	(11,408)	(11,408)
Contribution to capital	-	-	-	-	10,000	-	-	10,000
Net loss	-	-	-	-	-	-	(1,627,348)	(1,627,348)
Balance, December 31, 2011	35,860,044	3,586	-	-	1,140,293	(88,200)	(1,638,756)	(583,077)

Issuance of stock for personal guarantee of loan by shareholder	1,000,000	100	-	-	55,900	-	-	56,000
Issuance of stock in debt transactions	440,000	44	-	-	24,596	-	-	24,640
Issuance of stock for services	600,000	60	-	-	31,740	-	-	31,800
Fair value of warrants issued in connection with extension of notes payable	-	-	-	-	5,468	-	-	5,468
Fair value of options issued to directors	-	-	-	-	3,964	-	-	3,964
Fair value of warrants issued for consulting services	-	-	-	-	11,687	-	-	11,687
Stock issued in connection with reverse merger	6,000,000	600	61,633,890	6,163	(6,763)	-	-	-
Shares issued in connection with promissory note	250,000	25	-	-	4,975	-	-	5,000
Accrued dividends on preferred stock	-	-	-	-	-	-	(15,978)	(15,978)
Net loss	-	-	-	-	-	-	(1,923,528)	(1,923,528)
Balance, December 31, 2012	44,150,044	$4,415	61,633,890	$6,163	$1,271,860	$(88,200)	$(3,578,262)	$(2,384,024)

The accompanying notes are an integral part of these consolidated financial statements.

Cellteck, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

		May 2, 2011
	Year Ended	(Inception) to
	December 31, 2012	December 31, 2011

Cash flows from operating activities
Net loss	$(1,923,528)	$(1,627,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	21,408	-
Depreciation	1,497	-
Accretion of asset retirement obligation	4,254	-
Amortization of debt issuance costs	195,312	12,200
Fair value of stock issued for services	31,800	23,061
Fair value of stock issued for loan guaranty by related party	56,000	-
Fair value of stock issued in debt transaction	24,640	-
Fair value of stock issued in satisfaction of liabilities	-	51,850
Fair value of stock issued for services-relatedy party	-	455,000
Fair value of stock issued for extension of debt transaction	5,468	-
Fair value of options issued to directors	3,964	-
Fair value of warrants issued for consulting services	11,687	-
Reverse merger costs	57,385
Change in operating assets and liabilities:
Deposits and other current assets	(4,966)	(10,200)
Accounts payable	(217,052)	368,113
Accrued expenses	503,281	84,413
Long-term deposits	(102,441)	-
Net cash used in operating activities	(1,331,291)	(642,911)

Cash flows used in investing activities:
Purchase of other fixed assets	(11,000)	-
Capital expenditures on oil and gas properties	(10,000)	(48,288)
Net cash used in investing activities	(21,000)	(48,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment to) related party	97,402	39,599
Proceeds from short-term advances- related party	39,000	-
Proceeds from issuance of preferred stock	-	400,000
Proceeds from issuance of short term notes payable	1,250,000	291,600
Repayment of short term notes payable	(41,600)	(50,000)
Proceeds form issuance of convertible notes	250,000	-
Debt issuance costs	(195,000)	-
Proceeds from capital contribution	-	10,000
Net cash provided by financing activities	1,399,802	691,199

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,511	-

CASH AND CASH EQUIVALENTS, beginning of period	-	-

CASH AND CASH EQUIVALENTS, end of period	$47,511	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$59,442	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of stock granted for acquisition	$-	$103,568
Accrued dividends on preferred stock	$15,978	$11,408
Issued 250,000 shares of Series B Preferred stock pursuant to debt agreement	$5,000	$-
Capitalized asset retirement obligation	$42,537	$-

The accompanying notes are an integral part of these consolidated financial statements.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 - ORGANIZATION

Organization

Cellteck, Inc. (the “Company,” or “Cellteck”) was organized under the laws of the state of Nevada in 2007 to serve as a vehicle for the re-organization and spin-off of Safe Cell Tab, Inc.’s safe cell tab business from China Ivy School, Inc. The safe cell tab is a small, thin, oval shaped device designed specifically to help protect users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful and damaging effects of electromagnetic radiation or EMF’s, which are emitted from these electrical devices.

On October 12, 2012, pursuant to the Merger Agreement entered into by and between the  Company, Eos Petro, Inc. (“Eos”), and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), dated July 16, 2012, Merger Sub merged into Eos, with Eos being the surviving entity and the Company the legal acquirer (the “Merger”).  As a result of the Merger, Eos became a wholly-owned subsidiary of the Company.  As of the closing of the transaction, each issued and outstanding share of common stock of Eos, was automatically converted into the right to receive one share of Cellteck Series B preferred stock.  At the closing, Cellteck issued 37,850,044 shares of Series B preferred stock to the former Eos stockholders.  Each share of Cellteck Series B preferred stock is convertible into 800 shares of Cellteck common stock and will automatically convert into shares of Cellteck common stock upon the filing of an amendment to the articles of incorporation for the authorization of a sufficient number of shares of common stock to convert all issued and outstanding shares of Series B preferred stock into common stock.

Prior to the closing of the transactions contemplated by the Merger Agreement, the Company had 61,633,891 shares of common stock and 40,000,000 shares of Series A preferred stock issued and outstanding.   Simultaneously with the closing of the Merger the holders of 40,000,000 shares of Cellteck Series A preferred stock converted their shares into 100,000 shares of Series B preferred stock; and the holders of $150,000 of outstanding pre-existing outstanding Celleteck indebtedness converted such debt into 5,900,000 shares of Series B preferred stock, 2,805,000 shares of which the Company sold to former EOS stockholders. In addition to the conversion of the $150,000 of outstanding indebtedness into preferred stock, EOS assumed $57,385 of net liabilities of the Company.

Upon completion of the Merger and assuming the conversion of the Series B preferred stock into shares of common stock, the former stockholders of Eos own approximately 93% of the then outstanding shares of Cellteck common stock (including shares of Series B preferred stock convertible into shares of Cellteck common stock) and the holders of Cellteck previously outstanding debt and outstanding shares of Cellteck common stock own the balance. As the owners and management of Eos have voting and operating control of Cellteck after the Reverse Merger, the transaction has been accounted for as a recapitalization of Cellteck with Eos deemed the acquiring company for accounting purposes, and Cellteck deemed the legal acquirer.  Due to the change in control, the consolidated financial statements reflect the historical results of Eos prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.  The amount of debt assumed upon the reverse merger of $57,385 has been reflected as a cost of the merger.

Eos has two subsidiaries which are also engaged in the oil and gas business: Plethora Energy, Inc., a Delaware corporation (“Plethora Energy”) and EOS Atlantic Oil & Gas Ltd., a Ghanaian limited liability company (“EAOG”, and collectively referred to with Eos and Plethora Energy as the Company’s “Subsidiaries”)

Development Stage Company

The Company was in the development stage through December 31, 2011. During the period that the Company was considered a development stage company, the Company incurred accumulated losses of approximately $1,639,000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

The consolidated financial statements include our accounts and those of our subsidiaries. Intercompany transactions and balances have been eliminated. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share,” and is determined using the two-class method which is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible preferred shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At December 31, 2012, there were 100,000 options and 9,668,000 warrants  that were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.  There were no such instruments at December 31, 2011.  As of December 31, 2012, there were 44,150,044 Series B preferred shares that are outstanding that will be converted into an equal number of common shares upon finalization of a proposed stock split of the currently outstanding common shares.  The effect of the conversion of the Series B preferred shares, and the simultaneous reverse split of the outstanding common shares will be to decrease the shares of common stock outstanding by approximately 17 million.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity date of three months or less to be cash equivalents.

Full Cost Method of Accounting for Oil and Gas Properties

The Company has elected to utilize the full cost method of accounting for its oil and gas activities. In accordance with the full cost method of accounting, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. Capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. At the end of each reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which basically limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.

The Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company believes that as of December 31 2012 and 2011, there was no significant impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $21,408 and $0 for the year ended December 31, 2012 and for the period from May 2, 2011 (inception) to December 31, 2011, respectively.

Long-Lived Assets

The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of December 31, 2012, the Company had an ARO of $46,791.

Oil and Gas Revenue

Revenues are recognized when hydrocarbons have been delivered, the customer has taken title and collection is reasonably assured.

Share-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Uncertain tax positions are recognized in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company is required to file federal income tax returns in the United States and in various state and local jurisdictions. The Company’s periodic tax returns will be subject to examination by taxing authorities in the jurisdictions in which it operates in accordance with the normal statutes of limitations in the applicable jurisdiction.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Concentrations

The Company is dependent on its Chief Executive Officer and business consultants for its operations. The loss any of these individuals could impact the Company’s ability to carry on operations.

The future results of the Company’s oil and natural gas operations will be affected by the market prices of oil and natural gas. The availability of a ready market for oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty.

At times, the Company maintains deposits in federally insured financial institutions in excess of federally insured limits. Management monitors the credit ratings and concentration of risk with these financial institutions on a continuing basis to safeguard cash deposits.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, deposits, accounts payable, accrued expense, and notes payable, the carrying amounts approximate fair value due to their relatively short maturities. The three levels of valuation hierarchy are defined as follows:

Level 1:	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority;

Level 2:	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability;

Level 3:	Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

Management analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The two business segments are as follows:

(1)	The acquisition, development, and operation of onshore oil and gas properties which is performed by EOS.
(2)	The design and production of products to protect users against the potentially harmful and damaging effects of electromagnetic radiation emitted from electrical devices, which is performed by Cellteck.

Following the Merger, the Company’s principal focus has shifted to the business of Eos. The Company’s pre-Merger assets are less than 1% of total assets and its safe cell tab revenue is less than 1% of total revenue for the year ended December 31, 2012. Since the Company’s pre-Merger assets and safe cell tab operations are immaterial, the Company reports only one segment for financial statement reporting purposes.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Recently Issued Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The Company does not expect adoption of this standard to have a material impact on its consolidated results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history on which to base an evaluation of its current business and future prospects. As of December 31, 2012, the Company had a stockholders’ deficit of $2,384,024, and for the year ended December 31, 2012, reported a net loss from operations of $1,866,143 and negative cash flows from operating activities of $1,331,291. Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property and various other projects, will total approximately $1,000,000. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. The Company’s ability to continue as a going concern is subject to its ability to obtain necessary funding from outside sources, including the sale of its securities or loans from financial institutions. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 - OIL AND GAS ACQUISITIONS

On June 6, 2011, Eos acquired the working interests in mineral interests for 510 acres in Edwards County Illinois (the “Works Property”) within the area known as the Illinois Basin, from TEHI, Illinois, LLC for the total consideration of $103,568, consisting of 1,479,544 shares of the Company’s common stock. The shares were valued at $.07 per share by management with the assistance of an outside valuation firm.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 5 - NOTES PAYABLE

A summary of notes payable at December 31, 2012 and December 31, 2011are as follows:

	December 31,	December 31,
	2012	2011

Note payable, at 10% (1)	$-	$41,600
Note payable at 24% (2)	200,000	200,000
Secured note payable, at 18%, With guaranteed interest of $54,000 (3)	600,000	-
Note payable, at 6% (4)	350,000	-
Note payable, at 5%, (5)	300,000	-
Total	$1,450,000	$241,600

(1) On October 24, 2011, Eos received $91,600 from Judith Ann Buckmiller (“JAB”) in exchange for a promissory note payable, due February 7, 2012, with interest due at 10% per annum. In connection with the issuance of the promissory note payable, Eos paid a cash fee of $25,000. The cash fee, representing debt discount, was expensed during 2011. Eos repaid $50,000 of the loan during 2011 and the remaining $41,600 during 2012.

(2) On October 24, 2011, Eos received $200,000 from RT Holdings, LLC (“RT”) in exchange for a promissory note payable, due November 7, 2011 with interest due at 6% per annum. In connection with the issuance of the promissory note payable, Eos issued 200,000 shares of its common stock, and a cash fee of $10,000. The cash fee and the fair value of the common stock of $12,200, representing debt discount, was immediately amortized due to the short duration of the note.

On July 10, 2012, Eos and RT entered into the First Amendment and Allonge to the original promissory note. The amendment extended the maturity date to September 30, 2012, which was orally amended in September 2012 to October 15, 2012. In exchange for the extension, Eos agreed to make a partial payment towards the note of $25,000 on or before October 15, 2012 to coincide with the maturity date of the note. Eos further agreed to issue to RT an additional 20,000 shares of common stock. Interest on the note was raised to 24% per annum dating back to October 24, 2011 and continuing until the note is paid in full, regardless of whether an event of default occurs. Eos issued 20,000 shares of Eos’s common stock per extension agreement signed with RT Holdings. The fair value of the 20,000 share of common stock was $1,120 based on a share price of $0.056. The $1,120 was recorded as interest expense. . On April 25, 2013, pursuant to a letter agreement of forbearance, Eos agreed to make a partial payment of $25,000 towards the RT loan on or before June 30, 2013. So long as that payment is made, RT will forbear from enforcing any remaining obligations arising out of the RT Loan until August 31, 2013, at which time all amounts owing will be payable in full. On the maturity date, in addition to repaying in full the principal amount owed to RT, plus interest, Eos and Mr. Konstant agreed to pay RT a single additional fee of $10,000. (See Note 13 – Subsequent events)

(3) On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. Eos agreed to a premium guarantee that Sharma will receive a minimum amount of interest upon repayment at or prior to the maturity date equivalent to 6 months’ worth of interest guaranteed for the term of the loan, even with early retirement, of $36,000 or 9% of the loan amount. In the event the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest as of the maturity date accrues interest at the rate of 18% thereafter. As further additional consideration, Sharma received 200,000 shares of Eos’ common stock with a fair value of $11,200. In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of either (i) the Company’s Series B preferred stock, if the Stock Split has not yet been effectuated; or (ii) the Company’s common stock, if the Stock Split has been effectuated. The loan is secured by a first priority blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works property, a 50% interest in Eos’ and the Company’s CEO and majority shareholder’s personal residence, and the CEO’s personally held shares in a non-affiliated public corporation.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

On February 22, 2012, Eos and Sharma entered in a First Consolidated Amendment Agreement which amended the original promissory note by placing restrictions on further borrowings by Eos, and that Sharma’s security position is first and prior to all other security interests. On May 9, 2012, the Company and Sharma entered into the second and third consolidated amendment agreement to amend the original promissory note and amendment. The amendments increased the loan amounts from $400,000 to $600,000, extended the due date of the loan to on or before May 30, 2012, increased the guaranteed interest from $36,000 to $54,000 due on or before June 30, 2012, increased the equity incentive to 400,000 aggregate shares of the Company’s common stock with a value in the aggregate of $22,400, and prohibited the Company from incurring indebtedness during the term of the loan beyond an additional $600,000 without prior consent of Sharma. Upon the occurrence of any “Event of Default” (which includes a merger of the Company) as defined in the loan agreements, Sharma has the option to make all sums of principal and interest payable immediately. The shares issued representing debt discount, was amortized over the life of the note and charged to interest expense. The loan’s maturity date was orally extended October 15, 2012. On April 24, 2013, the maturity date was extended to August 31, 2013. (See Note 13 – Subsequent events)

(4) On June 18, 2012 the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 due on September 22, 2012, and orally extended to November 30, 2012. Interest is charged at a rate of 6% of the loan amount or $21,000 and is payable at or before the maturity date. In the event that the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest shall accrue interest at a rate of 18% per annum The loan is secured by a first priority blanket security interest in all of the Company’s assets, including newly acquired assets, to be shared with Vatsala Sharma, the holder of the February, 2012 18% note. On October 2, 2012, Rollins agreed to subordinate her interest in to that of Babcock as that Rollins and Sharma now share a second priority security interest in the Company’s assets to the extent their security interests overlap with the security interest of Babcock. Additionally, the Company is prohibited from incurring additional indebtedness during the term of the loan, with the exception of the existing Vatsala Sharma loan, without the written consent of Rollins. In consideration of the loan, the Company agreed to issue warrants to purchase 175,000 shares of the Company’s common stock exercisable at $2.50 per share. If the warrants are exercised after October 12, 2012, instead of receiving shares of the Company’s common stock, Rollins shall receive shares of either (i) Cellteck’s Series B preferred stock, if the Stock Split has not yet been effectuated; or (ii) Cellteck’s common stock, if the Stock Split has been effectuated. On April 18, 2013, the maturity date was extended to August 31, 2013. (See Note 13 – Subsequent events)

The fair value of the warrants at the date of the grant was determined to be $4,675 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 2 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.39%

The value of $4,675 was applied to the principal as a discount to be accreted over the expected life of the secured loan.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

(5) On August 2, 2012, Eos executed a series of agreements with Babcock in order to secure a $300,000 loan (the “Babcock Loan”). Pursuant to the Babcock Loan documents, Eos granted Babcock a mortgage and security interest in and on the Works Property and related assets, agreements and profits. Eos further agreed to enter into the Babcock Lease, under which, commencing August 3, 2012, Eos owes Babcock $7,500 in monthly rent. The Babcock Lease and Babcock Loan were personally guaranteed by Mr. Konstant. As additional consideration, Eos agreed to issue to Babcock 20,000 restricted shares of Eos’ common stock and 20,000 warrants for Eos’ common stock with a three-year term and an exercise price of $2.50, both for the price of $10,000. These shares were subsequently converted into an equal number of shares of our Series B preferred stock pursuant to the Merger Agreement, and we issued equivalent warrants to Babcock. By their terms, the amount and exercise price of these warrants will not be increased or decreased by the Stock Split. Eos agreed to pay the principal sum of the loan, together with accrued interest, by the maturity date. The maturity date, pursuant to an April 30, 2013 extension, is May 31, 2013. As of December 31, 2012, Eos has not made any payments on the Babcock Loan or Babcock Lease.

On April 30, 2013, the Babcock Loan and Babcock Lease were amended. Eos agreed to pay $5,000, due and payable on April 30, 2013, to Babcock in exchange for an extension on the maturity date of the Babcock Loan to May 31, 2013. In addition, Eos agreed to pay Babcock $15,000, due and payable on April 30, 2013, as consideration for Babcock’s agreement to defer of any enforcement of its rights under the Babcock Lease caused by Eos’ failure to pay monthly rent owed on the Babcock Lease until May 31, 2013. Eos was also granted the option to pay a $25,000 lease termination fee to Babcock on or before May 31, 2013. If such fee is paid, Eos may void the Babcock Lease and all obligations owed to Babcock thereunder, including rent then owed and payable. (See Note 13 – Subsequent events).

Eos paid $25,000 as a finder’s fee which was recorded as a prepaid expense and is being amortized over the life of the note and included in interest expense.

The Company determined the fair value of the 20,000 warrants to be $793 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.31%

The Company determined the fair value of the 20,000 shares of stock to be $1,120 based on a share value of $0.056.

The $1,120 share value and the $793 warrant value will be amortized over the life of the loan and included in interest expense.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

On December 26, 2012, the Company entered into an Oil & Gas Services Agreement with Clouding IP, LLC (“Clouding”) in order to retain the oil and gas related services of Clouding and its affiliates. (See Note 11 – Commitments). Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, on December 26, 2012, the Company executed a series of agreements with Clouding in order to secure a $250,000 loan (the “Clouding Loan”). Pursuant to the Clouding Loan documents, the Company granted Clouding a mortgage and security interest in and on the Company’s assets. The maturity date of the Clouding Loan is August 31, 2013, purusant to a written extension on April 19, 2013 (see Note 13 – Subsequent Events), and interest accrues on the Clouding Loan at a rate of 4% per annum commencing December 26, 2012. On the maturity date, the Company further agreed to pay to Clouding a loan fee of $25,000. At Clouding’s option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into Series B Preferred Stock of the Company at a conversion price of $2.50 per share. If all outstanding shares of Series B Preferred Stock have automatically converted pursuant to their terms when Clouding elects to exercise its option, Clouding will instead receive an equivalent number of shares of common stock equal to the number of shares of Series B Preferred Stock that Clouding would have otherwise received.

As additional consideration for the loan, the Company agreed to sell to Clouding 250,000 shares of Series B Preferred Stock for the purchase price of $5,000, where such price was included in the total amount of the Clouding Loan. Such shares were issued to Clouding on January 16, 2013, upon the effectiveness of the amendment to the Company’s Articles of Incorporation. If the Clouding Loan was not repaid in full by March 31, 2013, the Company agreed to issue to Clouding an additional 150,000 shares of Series B Preferred Stock, except that, if all outstanding shares of Series B Preferred Stock have automatically converted pursuant to their terms, Clouding will instead receive an equivalent number of shares of common stock equal to the number of shares of Series B Preferred Stock that Clouding would have otherwise received. The Clouding Loan was not repaid in full on March 31, 2013, so the Company issued to Clouding the additional 150,000 shares of its Series B Preferred Stock.

The Company recorded as a debt discount the fair value of the 250,000 shares, which was determined to be $5,000, will be amortized over the life of the Clouding Loan and recorded as interest expense. At December 31, 2012, the remaining unamortized discount was $4,688.

NOTE 7 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

Year Ended
December 31, 2012
Asset retirement obligation, beginning of period	$-
Additions	42,537
Accretion expense	4,254
Asset retirement obligations, end of period	$46,791

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company’s principal offices were located at 2049 Century Park East, Suite 3670, in Los Angeles, California. The Company subleased this approximately 2,000 square feet of space pursuant to an oral agreement with Princeville, an affiliate of Mr. Konstant, the Company’s chief executive officer, which in turn has an agreement to lease the space from an unaffiliated third party. Princeville paid $4,000 a month to the unaffiliated party, and the Company in turn paid $4,000 a month to Princeville. This oral lease was renewable on a year-to-year basis, but this lease was terminated and the Company moved principal offices on December 27, 2012. During the year ended December 31, 2012, Mr. Konstant paid $40,000 on behalf of the Company for the rental of this property. At December 31, 2012, the Company owed Mr. Konstant $40,000 which is recorded as “Advances from shareholder” in the accompanying consolidated balance sheets. The Company also had an unsecured non-interest bearing related party loan in the amount of $39,598 due as of December 31, 2011. This advance is from Nikolas Konstant, the CEO and majority shareholder. The proceeds were used for daily business operations. The loan is non-interest bearing and it is due on demand.

On August 29, 2011, the Company incurred costs of $10,750 each from EAOG and Plethora-Bay Oil & Gas Limited (“PBOG”).  EAOG is owned 90% by the Company and PBOG is 90% owned by Plethora Oil and Gas, a company wholly-owned by Nikolas Konstant (“Plethora Oil”). The other 10% of EAOG and PBOG are owned by Baychester Petroleum Limited (“Baychester”), one of Eos’ Ghanaian-based consultants. EAOG is in the business of exploration, development, production and storage of oil and gas in the country of Ghana.  Current EAOG activities have been limited to payments to obtain concessions to operate oil and gas fields in Ghana. As of the date of the financial statements, no concessions have been awarded.

On October 3, 2011, the Company entered into an Exclusive Business Partner and Advisory Agreement with Baychester, which owns a 10% minority interest in EAOG and PBOG. Pursuant to the agreement, the Company agreed to pay Baychester a monthly consulting fee of $10,000. The Company has paid $43,000 and $10,000 for the year ended December 31, 2012 and for the period ended December 31, 2011, respectively. Furthermore, if either PBOG or AEOG is granted a concession in West Africa, Baychester will be issued 5,000,000 shares of the Company’s Series B preferred stock, or, if the Stock Split has been consummated, shares of the Company’s common stock. Baychester is also entitled to a bonus fee if the Company consummates a business arrangement with a third party as a result of Baychester’s introduction or contract.

The Company has issued 32,500,100 restricted shares of common stock to Plethora Enterprises, LLC (“Plethora”) in a series of four transactions. Mr. Konstant is the sole member of Plethora. At the time all four transactions were consummated, Mr. Konstant was the founder of Eos, Member on and Chairman of the Board of Directors of Eos. After the Merger Agreement, Mr. Konstant also became the Company’s President, Chief Executive Officer, Chief Financial Officer, Director on and Chairman of the Board of Directors. The 32,500,100 shares were issued in the following transactions:

•	On May 2, 2011, Eos issued the first 1,100 restricted shares of Eos’ common stock to Plethora per action by written consent of the sole stockholder in consideration for $10.00.

•	On May 3, 2011, Eos entered into a Contribution Agreement with Plethora Partners, LLC (“Plethora Partners”). Mr. Konstant formed Plethora Partners solely as a vehicle in which to hold his equity investments and through which he could perform services for other companies. In 2011, Plethora Partners conducted no business prior to entering into the Contribution Agreement, other than negotiating for the rights to the Works Property. Pursuant to the Contribution Agreement, Plethora Partners contributed any and all of its right, title and interest in and to all of the initial intellectual property, contracts and/or potential contracts (including for the Works Property) in its possession that would be material to the operation of Eos’ business. Plethora Partners agreed to transfer all right, title and interest in and to any and all properties, assets and other rights and interest in its previous business in exchange for 24,999,000 shares of Eos’ common stock. Further, in consideration of Plethora Partners’ material services in support of consummating an initial transaction of oil and gas properties or rights of Eos, Plethora received an additional 6,500,000 shares of common stock valued at $455,000. The shares were valued by management with the assistance of an independent valuation firm.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

•	On February 16, 2012, Eos entered into an agreement with Sharma in order to obtain a $400,000 bridge loan. In order to secure the loan, Nikolas Konstant pledged and guaranteed some of his personal assets (the “Pledge”). As consideration for the Pledge, Eos issued to Plethora 1,000,000 restricted shares of Eos’ common stock. (See Note 5 – Notes Payable)

Mr. Konstant has also personally guaranteed and indemnified certain obligations of Eos:

•	On October 24, 2011, Nikolas, jointly and severally with Eos, signed a promissory note to obtain a $200,000 loan from RT for Eos’ use.
•	On February 16, 2012, Eos executed a series of documents with Sharma in order to secure a $400,000 bridge loan. This amount was subsequently amended to $600,000. Mr. Konstant personally guaranteed the loan and pledged some of his personal assets.
•	On June 18, 2012, Eos entered into a bridge loan agreement to obtain a $350,000 loan from Vicki Rollins. Mr. Konstant agreed to personally indemnify Ms. Rollins against certain losses arising out of Eos’ behavior, including Eos’ failure to apply funds to pay off the loan in the event of a default.
•	On August 2, 2012, Eos executed a series of documents with Babcock in order to (1) secure a $300,000 loan, and (2) lease office space located at 1975 Babcock Road, San Antonio, Texas. Mr. Konstant personally guaranteed the loan and the lease. (See Note 5 – Notes Payable)

On July 1, 2012 Eos entered into a Services Agreement with Quantum Advisors, LLC (“Quantum”). At the time of the transaction, Quantum’s managing member, John Mitola, was member of the Board of Directors of Eos. Mr. Mitola also now serves of the Board of Directors of the Company and is the President and CEO of Plethora Energy, Inc. Commencing in the first month following the earlier to occur of (i) Eos successfully raising a minimum of $2.5 million in equity financing; or (ii) Eos becoming cash flow positive on a monthly basis, Eos agreed to pay Quantum a monthly fee of $5,000 per month, payable on the 15th day of each month (the “Monthly Retainer”). If the agreement has not been terminated by July 1, 2014 and Eos is cash flow positive at that time, the Monthly Retainer shall increase to $8,000 per month. Any Monthly Retainer payments to Quantum shall constitute prepayment for any success fee owed to Quantum. Quantum shall receive such success fees for providing services in support of certain future acquisitions and/or financing projects of Eos, the parameters of which shall be laid out by Eos. Eos also agreed to grant Quantum a total of 200,000 shares of its common stock. 50,000 shares vested immediately, that were valued at $1,000 and included in general and administrative costs for the year ended December 31, 2012, and the remaining shares will vest in three equal installments if the agreement is still in effect on each of the following dates: December 31, 2012, July 1, 2013 and December 31, 2013. In lieu of receiving shares of Eos common stock on any of the three above-named dates, Quantum shall instead receive 50,000 shares of either (i) the Company’s Series B preferred stock, if the Stock Split has not yet been effectuated; or (ii) the Company’s common stock, if the Stock Split has been effectuated.

On September 24, 2012, Eos entered into a Consulting Agreement with Plethora. Plethora agreed to provide various kinds of consulting support and advisory services to the Company. Plethora further agreed to serve as a strategic advisor to EOS, to be in addition to Mr. Konstant’s services as a member and chairman of the board of directors. The initial term of the agreement is sixty months from September 24, 2012, but, unless either of the parties delivers a notice of termination, on the last day of each month of the term, the term shall be extended for an additional month so that, absent the delivery of a notice of termination, the term shall perpetually be sixty months. In the event of any termination by Eos, within 30 days of the effective date of such termination, Eos must pay to Plethora a termination fee equal to the product of 36 and the arithmetic mean of the Monthly Fee, as that term is defined below.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

In exchange for Plethora’s services, Eos agreed to compensate Plethora commencing in September 2012 a monthly fee (the “Monthly Fee”). The Monthly Fee is initially $30,000 per month, provided, however, that payment of the Monthly Fee shall be deferred, but not abated, until the first month following the month in which Eos has either: (a) successfully raised and funded a cumulative total of at least $2.5 million in corporate equity; or (b) become cash flow positive on a monthly basis for at least two consecutive months. For the purposes of the next sentence, each month the EBITDA of Eos for the 12-month period (the “LTM”) ended two months prior to the month of calculation. In the month in which the EBITDA of Eos for the LTM meets or exceeds any of $6 million, $12 million or $20 million, the Monthly Fee shall be adjusted to equal one-twelfth of ten percent of the LTM EBITDA. Such adjusted Monthly Fee shall remain in effect unless and until the LTM EBITDA rises or falls below the next higher or lower LTM EBITDA provided above, provided that the Monthly Fee shall in no event be reduced below $30,000. Once deferred Monthly Fees become payable, the amount of such deferred Monthly Fees will be paid in equal monthly installments of $15,000, in addition to the then-applicable Monthly Fee until all deferred Monthly Fee amounts have been paid in full. In addition to the monthly fee, Eos shall pay Plethora a fee based on the growth of Eos: concurrent with the closing of any acquisitions, Eos shall pay to Plethora a fee equal to 1% of the aggregate consideration paid in such acquisition (which includes debt assumed), with a minimum fee of $60,000 per acquisition, regardless of the size of the acquisition.

Under the Plethora Consulting Agreement, for the year ended December 31, 2012, the Company recorded expenses of $60,000 for the successful completion of the Cellteck and Eos Merger and $97,000 in deferred compensation.

NOTE 9 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$903,232	$558,620
Deferred Compensation	11,353	-
Accrued expenses	154,660	(4,132)
Stock Based Compensation	181,247	-
Valuation Allowance	(1,250,492)	(554,488)
Net deferred tax asset	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	December 31,
	2012	2011
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal taxes	(6)%	(6)%
Non-includable items	7%	1%
Increase in valuation allowance	33%	39%
Effective income tax rate	-	-

The components of income tax expense are as follows:

	December 31,
	2012	2011
Current federal income tax	$-	$-
Current state income tax	-	-
Deferred taxes	(696,004)	(554,488)
Valuation allowance	696,004	554,488
	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $2,267,469 for both federal and state that may be offset against future taxable income. These carry forwards will begin to expire in the years ended December 31 2031 for federal and state.  No tax benefit has been reported in the December 31, 2012 and 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 10 - STOCKHOLDERS’ DEFICIT

Transactions, other than employees’ stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees’ stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable

Common Stock—The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with $0.0001 par value.

Preferred Stock—The Company is authorized to issue an aggregate of 100,000,000 shares of preferred stock with $0.0001 par value. The Company designated 47,000,000 of the 100,000,000 authorized shares of preferred stock as Series B Voting Convertible Preferred Stock (“Series B Preferred Stock”).

Dividends

Dividends on Series B Stock are non-cumulative. If the Company declares any dividend of cash, securities, properties or assets other than shares of common stock, then the Company shall simultaneously declare a dividend or distribution on shares of Series B Stock in the amount of dividends or distributions that would be made with respect to shares of Series B Preferred Stock if such shares were converted into shares of common stock on the record date for such dividend or distribution. No dividend or distribution shall be payable to holders of shares of common stock unless the full dividends or distributions are paid at the same time in respect of the Series B Preferred Stock.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Conversion

Each share of Series B Preferred Stock is convertible into 800 shares of common stock subject to adjustment. Once the stockholders have approved the amendment to the Articles of Incorporation for the authorization of a sufficient number of shares of common stock to convert all issued and outstanding shares of Series B Preferred Stock into common stock, then the Company will convert all Series B Preferred stock into common stock upon the effective filing of such amendment with the Nevada Secretary of State.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the outstanding shares of Series B Preferred Stock and common stock, pro rata, in proportion to the shares of common stock then held by them and the shares of common stock which they then have the right to acquire upon conversion of the shares of Series B Preferred Stock then held by them.

Maturity

The Series B Preferred Stock shall be perpetual unless converted.

Redemption Rights

The shares of Series B Preferred stock shall not be subject to redemption by the Company or at the option of any holder of Series B Preferred Stock; provided, however, that the Company may purchase or otherwise acquire outstanding shares of Series B Preferred Stock by mutual agreement with any holder.

Sinking Fund

The shares of Series B Preferred Stock shall not be subject to or entitled to the operation of a retirement or sinking fund.

Accrued Dividends

As of December 31, 2012 and 2011, the Company has preferred stock dividends payable of $27,386 and $11,408, respectively, which are accrued dividends related to EOS Petro, Inc. before the merger.

Stock Issuances

During the period ended December 31, 2011, the Company received aggregate cash proceeds of $400,000 for the sale of 268 shares of Series B Preferred Stock with a stated value of $1,500 per share. Net proceeds from the private placements were used for general corporate purposes, including capital expenditures.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

In May 2011, the Company issued 24,999,000 shares of the Company’s Series B Preferred Stock at $0.0001 to Plethora (see Note 7 related parties) for contribution of certain assets pursuant to a Contribution Agreement dated May 3, 2011. Plethora’s sole member is the Company’s CEO Nikolas Konstant.

In May 2011, the Company issued an aggregate of 1,100 shares of the Company’s Series B Preferred Stock at $0.0001 to Plethora and Mr. Nikolas Konstant for additional cash contribution of $10.

In May 2011, the Company issued 1,479,544 shares at $.07 per share of the Company’s Series B Preferred Stock to acquire the working interests in mineral interests for 510 acres in the Illinois Basin (see note 3 Oil and Gas Acquisitions). The value of the shares totaled $103,568.

In June 2011, the Company issued 6,500,000 shares at $.07 per share of the Company’s Series B Preferred Stock to Plethora for services related to the consummation of the oil and gas properties of the Works Lease (see note 4 Oil and Gas Acquisitions). The value of the services totaled $455,000.

During the year ended December 31, 2011, the Company issued 300,000 shares of the Company’s Series B Preferred Stock in connection with services provided at a range of $.061 to $.07. The value of the services totaled $20,551.

In October, 2011, the company issued 200,000 shares of the Company’s Series B Preferred Stock at $.061 per share to RT Holdings in consideration of notes payable (see note 6) notes payable. The value of the shares issued totaled $12,200.

In December 2011, the Company issued 850,000 shares of the Company’s Series B Preferred Stock at $.061 per share to Glacier Holdings in lieu of a cash payment for services provided. The value of the services totaled $51,850.

During the year ended December 31, 2011, the Company issued 726,400 shares of the Company’s Series B Preferred Stock for $88,200. Proceeds from these issuances of shares were not yet received and were accounted for as Stock subscription receivable as of December 31, 2012 and December 31, 2011.

In February 2012, the Company issued 1,000,000 shares at of the Company’s Series B Preferred Stock at $.056 per share as consideration for the personal pledge of Nikolas Konstant, the Company’s chief executive officer, in the Secured Promissory Note to Sharma Vatsala. The shares were valued at $56,000.

In February and March 2012, the company issued a total of 400,000 shares of the Company’s Series B Preferred Stock at $.056 per share to Sharma Vatsala for extensions of the Secured Promissory Note. The shares were valued at $22,400. On September 26, 2012, the Company issued 20,000 shares of the Company’s Series B Preferred Stock to Babcock pursuant to a note agreement.  The value of the shares totaled $1,120. On July 10, 2012, the Company issued 20,000 shares of the Company’s Series B Preferred Stock to RT Holdings as consideration for extending the maturity date of the note.  The value of the shares totaled $1,120.

In May 2012, the Company issued 300,000 shares of the Company’s Series B Preferred Stock to Agra Capital Advisors, LLC / Akire Inc.  The stock was valued at $.056 per share or total fair value of $16,800 with the assistance of an outside valuation firm. On July 1, 2012, the Company issued 50,000 shares of the Company’s Series B Preferred Stock to Quantum as part of a consulting agreement.  The value of the shares totaled $2,800. On August 2, 2012, the Company issued 200,000 shares of the Company’s Series B Preferred Stock to John Linton pursuant to a consulting agreement.  The value of the shares totaled $11,200. On December 31, 2012, the Company issued 50,000 shares of the Company’s Series B Preferred Stock pursuant to a consulting agreement with Quantum.  The value of the shares totaled $1,000.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

On December 26, 2012, the Company issued 250,000 shares of the Company’s Series B Preferred Stock pursuant to the convertible promissory note agreement. The value of the shares totaled $5,000

NOTE 11 - STOCK OPTIONS AND WARRANTS

Option Activity

On May 1, 2012, the Company granted 75,000 stock options at a fair value of $2,973 to directors at an exercise price of $2.50 per share.

On August 1, 2012, the Company granted 25,000 stock options at a fair value of $991 to a director at an exercise price of $2.50 per share.

A summary of option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price $	Life (in years)	Value ($)
Outstanding, May 22, 2011 (inception)	-	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2011	-	-	-
Granted	100,000	2.50	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2012	100,000	2.50	2.58	-
Exercisable, December 31, 2012	100,000	2.50	2.58	-

The following table summarizes information about options outstanding and exercisable at December 31, 2012:

Options Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	100,000	2.58	2.50

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

The fair value of the options granted during the year ended December 31, 2012 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

•	Expected life of 3 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.39%

The weighted average grant-date fair value for the options granted during the year ended December 31, 2012 was $0.04.

The Company recognized $3,964 in share-based compensation expense for the year ended December 31, 2012.

Warrant Activity

On May 22, 2012, pursuant to the terms of the loan payable as discussed in note 5 with Vicki P. Rollins, the Company issued a fully vested warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $2.50 per share expiring two (2) years from the date of issuance. The fair value of the warrant at the date of grant was determined to be $4,675 based on the Black-Scholes-Merton option pricing model.

On August 2, 2012, pursuant to the term of the loan payable as discussed in note 5 with Babcock, the Company issued a fully vested warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50 per share expiring three (3) years from the date of issuance. The fair value of the warrant at the date of grant was determined to be $793 based on the Black-Scholes-Merton option pricing model.

On August 2, 2012, pursuant to the term of the consulting agreement as discussed in note 12 with John Linton, the Company issued a fully vested warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.0 per share expiring two (2) years from the date of issuance. The fair value of the warrant at the date of grant was determined to be $2,542 based on the Black-Scholes-Merton option pricing model.

On August 31, 2011, GEM Global Yield Fund Limited (“GEM”) issued to Eos a $400,000,000 financing commitment for funds to be used in connection with the Company’s business opportunities in Africa (the “Commitment Letter”). The Commitment Letter is non-binding, terminable at will and subject to execution of final documentation. In consideration of GEM’s continued support of Eos’ efforts in Africa via GEM’s lack of termination of or withdrawal from the Commitment Letter, on November 21, 2012, the Company issued six common stock purchase warrants to purchase a total of 8,373,000 shares of common stock of the Company to GEM and a GEM affiliate on the following terms and conditions:

•	The GEM A Warrant: The Company issued a warrant to purchase 1,200,000 shares of common stock of Cellteck , par value $0.0001 per share, to GEM at an exercise price of $2.50 per share (the “GEM A Warrant”). The GEM A Warrant vested immediately, but GEM must provide Cellteck with at least 61 days’ notice prior to any exercise. The GEM A Warrant is set to expire on November 12, 2015, but if the Company has not filed a registration statement with the SEC, and such registration statement has not become effective, with respect to the shares of the Company issuable upon exercise of the GEM A Warrant, within 270 days of November 21, 2012, then the expiration date shall be extended by one day for every day that the underlying shares remain unregistered after the 270th day. By its terms, neither the exercise price nor the number of shares issuable upon exercise shall be increased or decreased upon the occurrence of the Stock Split. The fair value of the warrant at the date of grant was determined to be $3,149 based on the Black-Scholes-Merton option pricing model.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

•	The 590 Partners A Warrant: The Company issued a warrant to purchase 1,200,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners Capital, LLC (“590 Partners”) at an exercise price of $2.50 per share (the “590 Partners A Warrant”). All of the terms in the 590 Partners A Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM A Warrant, as set forth above. The fair value of the warrant at the date of grant was determined to be $3,149 based on the Black-Scholes-Merton option pricing model.

•	The GEM B Warrant: The Company issued a warrant to purchase 651,500 shares of common stock of the Company, par value $0.0001 per share, to GEM at an exercise price of $3.00 per share (the “GEM B Warrant”). The GEM B Warrant does not vest and shall not be exercisable unless and until the date that the Company, or one of its Subsidiaries or affiliates and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration. If the GEM B Warrant vests, GEM must provide the Company with at least 61 days’ notice prior to any exercise. The GEM B Warrant is set to expire on November 12, 2016, but if the Company has not filed a registration statement with the SEC, and such registration statement has not become effective, with respect to the shares of the Company issuable upon exercise of the GEM B Warrant, within 270 days of November 21, 2012, then the expiration date shall be extended by one day for every day that the underlying shares remain unregistered after the 270th day. By its terms, neither the exercise price nor the number of shares issuable upon exercise shall be increased or decreased upon the occurrence of the Stock Split.

•	The 590 Partners B Warrant: The Company issued a warrant to purchase 651,500 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners at an exercise price of $3.00 per share (the “590 Partners B Warrant”). All of the terms in the 590 Partners B Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM B Warrant, as set forth above.

•	The GEM C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company , par value $0.0001 per share, to GEM at an exercise price of $5.35 per share (the “GEM C Warrant”). The GEM C Warrant does not vest and shall not be exercisable unless and until the date that the Company, or one of its Subsidiaries or affiliate of and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration. If the GEM C Warrant vests, GEM must provide the Company with at least 61 days’ notice prior to any exercise. The GEM C Warrant is set to expire on November 12, 2015, but if the Company has not filed a registration statement with the SEC, and such registration statement has not become effective, with respect to the shares of the Company issuable upon exercise of the GEM C Warrant, within 270 days of November 21, 2012, then the expiration date shall be extended by one day for every day that the underlying shares remain unregistered after the 270th day. the Company may elect to shorten the term of the GEM C Warrant (the “Company Shortening Option”) by moving the expiration date to the date six months (plus any additional days added if the underlying shares remain unregistered after 270 days) from the day that all of the following conditions have been satisfied: (i) a petroleum agreement, between either the Company, a Subsidiary or an affiliate of the Company and the Ghanaian Ministry of Energy receives ratification from the Ghanaian Parliament and becomes effective; (ii) the Company has publicly announced the ratification set forth in (i); (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) to occur. If the expiration date of the GEM C Warrant has been moved by the Company’s exercise of its Company Shortening Option, GEM may elect to extend the term of the GEM C Warrant by moving the expiration date forward one calendar day for every trading day that the thirty day average trailing trading volume of the Company’s common stock is greater than $750,000,000, provided that the expiration date shall not be moved past the date that the GEM C Warrant was original set to expire (plus any additional days added if the underlying shares remain unregistered after 270 days). By its terms, neither the exercise price nor the number of shares issuable upon exercise shall be increased or decreased upon the occurrence of the Stock Split.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

•	The 590 Partners C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners at an exercise price of $5.35 per share (the “590 Partners C Warrant”). All of the terms in the 590 Partners C Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM C Warrant, as set forth above.

The Company recorded an expense of $6,298 for the vested warrants based on the fair value of the warrants at the date of grant. The fair value was estimated the Black-Scholes option-pricing model with the following weighted average assumptions:

•	Expected life of 3 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.33%

On December 26, 2012, pursuant to the Oil & Gas Services Agreement with Clouding (see Note 12 – Commitments), the Company issued Clouding a warrant to purchase 1,000,000 shares of common stock with a three-year term and an exercise price of $3.00 per share. The warrant will not be exercisable unless and until the Stock Split has been effectuated, and the warrant expires on December 25, 2015. By its terms, neither the exercise price nor the number of shares issuable upon exercise shall be increased or decreased upon the occurrence of the Stock Split contemplated in the Merger Agreement.

The Company recorded an expense of $2,743 for the vested warrants based on the fair value of the warrants at the date of grant. The fair value was estimated the Black-Scholes option-pricing model with the following weighted average assumptions:

•	Expected life of 3 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.33%

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

A summary of warrant activity for the year ended December 31, 2012, is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price $	Life (in years)
Outstanding, May 22, 2011 (inception)	-	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2011	-	-	-
Granted	9,668,000	4.00	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2012	9,668,000	4.00	2.97
Exercisable, December 31, 2012	2,695,000	2.52	2.72

The following tables summarize information about warrants outstanding and exercisable at December 31, 2012:

Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.5	2,595,000	2.76	2.5
3.0	2,403,000	3.41	3.0
5.35	4,670,000	2.87	5.35
	9,668,000

Warrants Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.5	2,595,000	2.76	2.5
3.0	100,000	1.59	3.0
	2,695,000

There was no intrinsic value to the warrants at December 31, 2012.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company, through Eos, is a passive working and net revenue interest owner and operator in the oil and gas industry. As such, the Company to date has not acquired its own insurance coverage over its passive interests in the properties; instead the Company has relied on the third party operators for its properties to maintain insurance to cover its operations.

There can be no assurance that insurance, if any, will be adequate to cover any losses or exposure to liability. Although the Company believes the policies obtained by the third party operators provide coverage in scope and in amounts customary in the industry, they do not provide complete coverage against all operating risks. An uninsured or partially insured claim, if successful and of significant magnitude, could have a material adverse effect on the Company and its financial condition via its contractual liability to the prospect.

TEHI Illinois LLC—

On June 6, 2012, Eos entered into an Oil and Gas Operating agreement with TEHI Illinois LLC. (“TEHI”) giving authority to TEHI as the Operator for oil and/or gas production (whether primary or secondary) with full control and management of all operations on the Works lease. TEHI has operated as the Operator on the leased properties without contract since Eos’ purchase of the Works lease in June, 2011. TEHI will receive expenses of $300 per month for managing the affairs of the lease and to properly keep the wells in operation and good workmanlike manner. Eos will also pay to TEHI its proportionate share of all operating expenses arising out of the operation and maintenance of any wells drilled, completed and equipped. TEHI is entitled to submit monthly operating statements of all operating expenses directly to the oil pipeline purchaser and deduct its operating costs from crude oil sales before remitting to Eos the Eos’ share of said crude oil sales. Eos granted a security interest in and a lien upon Eos’s ownership and interests in the oil and gas leases, the wells situated thereon, and the oil and gas produced therefrom, the proceeds therefrom, and all equipment, fixtures and personal property situated thereon to secure payment, together with interest thereon. TEHI was also granted a preferential right of first refusal to purchase the Works Property in the event Eos ever desires to sell or dispose of all or any part of Eos’ interest in the Works Property.

Knowledge Reservoir Services—

On July 8, 2011, Eos entered into a Services Agreement and a Success Fee Agreement with Knowledge Reservoir, LLC, an unaffiliated third party (“Knowledge Reservoir”). If Eos or one of its subsidiaries is awarded a concession in Ghana, Eos has agreed to utilize Knowledge Reservoir as a technical partner to assist in the offshore exploration, development and production in Ghana. Knowledge Reservoir has provided services in connection with the application for the concession in Ghana. The initial term of this agreement is one year, but the agreement will automatically renew at the end of the initial term and on each anniversary of such renewal date thereafter, unless and until terminated by either party. Knowledge Reservoir is additionally entitled to a success fee in the event a concession in Ghana is awarded and Knowledge Reservoir introduces Eos to a partner that accepts the position as operator of the Ghanaian concession. To date, no transaction has occurred which would trigger a success fee under this agreement.

Latina Energia Services—

On August 16, 2011, Eos entered into a Stock Purchase and Expense Reimbursement Agreement with Latina Energia, S.A. There are two conditions present in the agreement: (A) a confirmed party introduced by Latina Energia participates at the time of submission in a Company application to the Ghanaian government as its operating partner for the Tunno Tunnel oil concession, and (B) the application in condition A is approved and ratified by the Ghanaian Parliament. If condition A is satisfied, Eos shall issue to Latina Energia one million shares of Eos’ common stock, post-merger with the Company, for $100. If condition B is satisfied, Eos agreed to issue to Latina Energia three million shares of Eos’ common stock for $100. Additionally, upon the satisfaction of condition A, Eos must pay Latina Energia $100,000 as an unallocated expense reimbursement. Upon satisfaction of condition B, Eos must pay Latina Energia an additional $100,000 as an expense reimbursement. To date, no transaction has occurred that would trigger the issuance of stock or the payment of the unallocated expense reimbursement.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Entrex Services—

On August 17, 2011, Eos signed a License and Servicing Agreement with Entrex, Inc. for the purpose of raising additional funds through the issuance of TIGRcub Securities. Eos paid an initial deposit of $10,000. During 2012, the Company determined not to pursue the financing arrangement with Entrex and as such expensed the $10,000. The License and Servicing Agreement was mutually terminated by the parties on March 1, 2013.

DCOR Agreement —

On September 5, 2011, Eos entered into a Letter Agreement with DCOR, LLC, an unaffiliated third party (“DCOR”). In the event Eos or one of its subsidiaries is awarded a concession in Ghana, DCOR may elect to receive a 10% ownership interest in the concession, serve as operator for the development of the concession and provide technical offshore operating expertise and engineering and geotechnical expertise in the evaluation of the concession. If DCOR does elect to be assigned the 10% interest, Eos has agreed to use commercially reasonable efforts to allow DCOR to acquire from us an additional 30% ownership interest in the concession. If DCOR elects to not acquire the 10% interest, then the agreement will terminate and be of no further force and effect. To date, no transaction has occurred that would give DCOR the opportunity to elect to receive a 10% ownership interest or acquire an additional 30% ownership interest in the concession.

Touchstone Services —

On June 21, 2012, Eos entered into a Finder and Consulting Agreement with Touchstone Advisors, Inc. an unaffiliated third party (“Touchstone”). Touchstone agreed to provide advice of a general business nature to Eos, and will further use its reasonable best efforts to locate and secure equity or debt financing for Eos. In exchange for Touchstone’s services, in the event of a debt or equity financing through a source introduced directly or indirectly by Touchstone, Touchstone shall receive finder’s fee comprised of differing amounts of cash and warrants, depending on the value of the transaction. The term of this agreement expires on June 21, 2013. To date, no transaction has occurred which would trigger a finder’s fee under this agreement.

Brian Hannan and Jeff Ahlholm—

On December 7, 2011, Eos entered into a one-year consulting agreement (the “AGRA Agreement”) with Brian Hannan and Jeff Ahlholm, co-owners of Agra Capital Advisors LLC and Glacier Partners Holdings, LLC (Mr. Hannan and Mr. Ahlholm are hereinafter referred to as the “AGRA Partners”) to provide consulting services relating to business plan development, strategic planning, acquisitions and financing activities. The AGRA Partners will be paid a monthly advisory fee of $30,000 during the term of the agreement, to be capped at $360,000. The monthly advisory fee could be paid in either cash or shares of the Company’s common stock based on mutual agreement of Eos and AGRA Partners. AGRA Partners will also receive an M&A advisory and finder’s fee of not less than 2% of the value of certain transactions. On transactions jointly originated or originated by Eos or its affiliates, AGRA Partners will receive success fees ranging from 1.0% to 2.5%, depending on the value of the transaction. Eos, with AGRA Partners’ consent, issued 850,000 shares of Eos’ common stock in lieu of payment of a portion of the fees owed in December 2011. The shares were valued at $51,850 ($.061 per share) by management with the assistance of an outside valuation firm. These shares were converted into 850,000 shares of the Company’s Series B Preferred Stock at the closing of the Merger.

When the original AGRA agreement expired on December 15, 2012, Eos and the AGRA Partners entered into a new one-year consulting agreement with the same terms for monthly compensation, advisory, finder’s and success fees. In addition, under the December 15, 2012 agreement, AGRA Partners may elect to purchase 500,000 shares of common stock of the Company for $50,000. As of December 31, 2012, AGRA Partners have not elected to purchase these shares, and their ability to do so expires concurrently with the expiration of the December 15, 2012 consulting agreement.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Agra Capital Advisors, LLC / Akire Inc.—

On June 15, 2012, Eos memorialized the terms of a business arrangement that was entered into as of January 8, 2012 with AGRA Capital Advisors, LLC and Akire, Inc. (collectively, “Consultants”). From January 8, 2012 through June 15, 2012, Consultants agreed to market Eos and assist Eos in securing up to $1,000,000 in private debt. As part of the compensation due to Consultants for their work, in May 2012, Eos issued 300,000 shares of Eos’ common stock. The stock was valued at $16,800 ($.056 per share) with the assistance of an outside valuation firm.

Quantum Advisors, LLC—

On July 1, 2012 Eos entered into a Services Agreement with Quantum Advisors, LLC (“Quantum”) and its managing member John Mitola (a member of the Board of Directors of Eos at the time of execution) for consulting services. The agreement has no fixed term and may be terminated immediately by any of the parties upon 60 days’ notice. Commencing in the first month following the earlier to occur of (i) Eos successfully raising a minimum of $2.5 million in equity financing; or (ii) Eos becoming cash flow positive on a monthly basis, Eos will pay Quantum a monthly fee of $5,000 per month, (the “Monthly Retainer”). If the agreement has not been terminated by July 1, 2014 and Eos is cash flow positive at that time, the Monthly Retainer shall increase to $8,000 per month. Any Monthly Retainer payments to Quantum shall constitute prepayment of any success fee owed to Quantum. Quantum will receive success fees for providing services in support of certain future acquisition and/or financing projects of Eos (each a “Project”), the parameters of which are to be laid out by Eos. The success fee for each Project is equal to 1% of the Project’s value, but in no event less than $60,000. Eos also agreed to grant Quantum shares of Eos’ common stock, to vest as follows: 50,000 shares vest immediately; 50,000 shares will vest if the agreement has not been terminated by December 31, 2012; 50,000 shares will vest if the agreement has not been terminated by July 1, 2013; and 50,000 shares will vest if the agreement has not been terminated by December 31, 2013. In lieu of receiving shares of Company common stock on any of the three above-named dates, Quantum shall instead receive 50,000 shares of either (i) the Company’s Series B preferred stock, if the Stock Split has not yet been effectuated; or (ii) the Company’s common stock, if the Stock Split has been effectuated.

The value of the 100,000 shares totaled $3,800 which was recorded as consulting expense during 2012.

John Linton—

On August 2, 2012, Eos entered into a Consulting Advisory Agreement with John Linton (“Linton”) to render business and consulting advisory consulting advice to Eos relating to M&A, financial and similar matters. The term of the agreement is one year. Upon execution of the agreement, Eos will pay a consulting advisory fee of 250,000 shares of Eos’ common stock and 150,000 warrants with a strike price of $3.00. On September 25, 2012, the Consulting Advisory Agreement was amended and restated. The number of shares and warrants to be received by Linton was changed to 200,000 shares of Eos’ common stock and 100,000 warrants, with the term of the warrants clarified as two years. If any of the warrants are exercised after October 12, 2012, instead of receiving shares of Eos’ common stock, Linton shall receive shares of either (i) the Company’s Series B preferred stock, if the Stock Split has not yet been effectuated; or (ii) the Company’s common stock, if the Stock Split has been effectuated.

The fair value of the 200,000 shares totaled $11,200 and the fair value of the 100,000 warrants totaled $2,542 using the Black-Scholes option-pricing model with the following assumptions:

•	Expected life of 2 years
•	Volatility of 214%;

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

•	Dividend yield of 0%;
•	Risk free interest rate of 0.31%

Clouding IP, LLC Services Agreement—

On December 26, 2012, the Company entered into an Oil & Gas Services Agreement with Clouding in order to retain the oil and gas related services of Clouding and its affiliates. In addition, Clouding agreed to make known to the Company, on a most favored nations basis, any business opportunities of the nature sought by the Company. The agreement commenced on December 26, 2012 and expires on December 31, 2013. Payment for individual services by Clouding for the Company will be set at the time of contracting for services. However, if on or prior to June 30, 2013, the Company’s common stock has traded above $10 per share, if the Company engages Clouding to perform any services, such services will be rendered at a 30% discount for the first year of any such contract. As consideration for Clouding’s services, the Company issued to Clouding a warrant to purchase 1,000,000 shares of common stock of the Company with a three-year term and an exercise price of $3.00 per share. The warrant will not be exercisable unless and until the Stock Split has been effectuated, and the warrant expires on December 25, 2015. By its terms, neither the exercise price nor the number of shares issuable upon exercise shall be increased or decreased upon the occurrence of the Stock Split contemplated in the Merger Agreement. The fair value of the warrant at the date of grant was determined to be $2,743 based on the Black-Scholes-Merton option pricing model.

Sterling Atlantic Purchase Agreement

On November 15, 2012, pursuant to a letter agreement (the “Purchase Agreement”) the Company agreed to sell to Sterling Atlantic, LLC (“Sterling”), post Stock-Split, up to 50,000 restricted shares of its common stock and 50,000 warrants to purchase shares of its common stock at an exercise price of $2.50, with a five-year term. Under the Purchase Agreement, if the Company received less than $50,000, the number of shares and warrants to be issued would be reduced proportionately. The Company received an aggregate of $40,000: (i) $15,000 came directly from Sterling; and (ii) $25,000 came from Billy Parrott, an individual, at the direction of Sterling. Consequently, the Company will, upon effectuation of the Stock Split, issue 15,000 shares and 15,000 warrants to Sterling and 25,000 shares and 25,000 warrants to Billy Parrott, where the warrants shall have the terms set forth above from the Purchase Agreement.

Office Lease—

The Company subleased office space pursuant to an oral agreement with Princeville Group LLC (“Princeville”), an affiliate of Mr. Konstant, which in turn had an agreement to lease the space from an unaffiliated third party. Rent expense for the period May 2, 2011 (inception of exploration stage) through December 31, 2011 totaled $15,413. Princeville paid $4,000 a month to the unaffiliated party, and we in turn paid $4,000 a month to Princeville. This lease was terminated and the Company entered into a new lease on December 27, 2012.

On December 27, 2012, the Company entered into an Office Lease with 1999 Stars, LLC (“Stars”) in order to rent 3,127 square feet of space. This space will be used as the Company’s principal office. The term of the Office Lease is from December 27, 2012 to April 30, 2017. The Company agreed to pay rent as follows: (i) for the period of time from December 27, 2012 to December 31, 2012, rent of $2,446; (ii) commencing January 1, 2013 through December 31, 2013, monthly rent of $15,166; (iii) commencing January 1, 2014 through December 31, 2014, monthly rent of $15,635; (iv) commencing January 1, 2015 through December 31, 2015, monthly rent of $16,104; (v) commencing January 1, 2016 through December 31, 2016, monthly rent of $16,573; and (vi) commencing January 1, 2014 through April 30, 2017, monthly rent of $17,073. Pursuant to the lease agreement, the Company paid a deposit of $102,441.

So long as the Company is not in default under the Office Lease, the Company shall be entitled to an abatement of rent in the amount of $15,165.95 per month for four full calendar months commencing February 1, 2013. If the Company defaults at any time during the term and fails to cure such default, all unamortized abated rent shall immediately become due and payable. The Company agreed to maintain commercial general liability insurance, property insurance, workers’ compensation statutory limits and employers’ liability limits equal to or above the amounts set forth in the agreement. Certain events of default are also set forth in the agreement, including any failure by the Company to pay any rent when due unless such failure is cured within five business days after receipt of notice. Upon any default, Stars may terminate the Office Lease.

Eos also leases approximately 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas from Babcock. The lease commenced on August 3, 2012 and will expire after 36 months, with certain renewal opportunities thereafter. The rent is $7,500.00 a month. If the Company pays a $25,000 lease termination fee to Babcock on or before May 31, 2013, the Company has the option to void the lease and all obligations owed thereunder (including rent then due and owing).

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Future minimum lease payments under the lease are as follows:

Year	Amount
2013	$21,328
2014	87,620
2015	193,248
2016	198,876
2017	68,292
$769,364

The Company recorded rent expense of $48,000 and $15,413 for the year ended December 31, 2012 and for the period May 22, 2011 (inception) to December 31, 2011, respectively.

Loss Contingencies, legal proceedings—

There were no loss contingencies or legal proceedings against the Company with respect to matters arising in the ordinary course of business.

On July 11, 2011, the Company entered into an employment agreement with Michael Finch to fill the position of CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for the Company and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS (the “Demand”) alleging breach of the employment agreement. In the Demand, Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of the Company’s common stock. The Demand does not have a case or filing number assigned to it. The Company has not yet prepared or sent a response to the Demand. The Company denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims. We are unable to express an opinion as to the likelihood of an unfavorable outcome or an estimate as to the amount or range of potential loss at this time.

On September 13, 2012, Eos entered into an employment agreement with Martin Cox to fill the position of Operations Manager. Pursuant to the agreement, Mr. Cox was entitled to receive $20,000 upon execution of the employment agreement and an annual salary of $120,000. However, a dispute arose regarding the amount of work Mr. Cox was performing for Eos. Eos’ position is that the employment agreement was cancelled and never went into effect. Mr. Cox disputes the cancellation of the employment agreement. On March 8, 2013, a claim was orally asserted on Mr. Cox’s behalf that Eos owes Mr. Cox $90,000 pursuant to the terms of the employment agreement. As of March 8, 2013, no lawsuits have been filed against us that relate to Mr. Cox’s employment agreement. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend itself against Mr. Cox’s claims.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 13– SUBSEQUENT EVENTS

Amendments to Existing Loans

On January 14, 2013, the RT promissory note was orally amended which extended the maturity date to February 15, 2013 and increased the interest rate to 24% per annum dating back to October 24, 2011. Pursuant to an oral agreement on February 15, 2013, the maturity date was extended to April 30, 2013. On April 25, 2013, pursuant to a letter agreement of forbearance, Eos agreed to make a partial payment of $25,000 towards the RT loan on or before June 30, 2013. So long as that payment is made, RT will forbear from enforcing any remaining obligations arising out of the RT Loan until August 31, 2013, at which time all amounts owing will be payable in full. On the maturity date, in addition to repaying in full the principal amount owed to RT, plus interest, Eos and Mr. Konstant agreed to pay RT a single additional fee of $10,000.

On January 14, 2013, pursuant to an oral extension, the Sharma Loan’s maturity date was extended to April 30, 2013. Additionally, the Company agreed to make a payment of principal in the Amount of $150,000 as soon as Eos or the Company received funds under a new financing agreement, if such funds are received prior to the maturity date. Pursuant to a written extension dated April 24, 2013, the maturity date has been extended to August 31, 2013. If the loan is not repaid by the maturity date, the Company will issue to Sharma 275,000 restricted shares of its common stock.

Pursuant to an oral extension on January 14, 2013, the Rollins loan is was extended to April 30, 2013. Additionally and pursuant to the January 14, 2013 oral extension, the Company agreed to make a payment of principal in the amount of $150,000 as soon as the Eos or the Company receives funds under a new financing agreement, if such funds are received prior to the maturity date. Pursuant to a written extension, the Rollins’ loan has been extended to August 31, 2013.

On April 30, 2013, the Babcock Loan and Babcock Lease were amended. Eos agreed to pay $5,000, due and payable on April 30, 2013, to Babcock in exchange for an extension on the maturity date of the Babcock Loan to May 31, 2013. In addition, Eos agreed to pay Babcock $15,000, due and payable on April 30, 2013, as consideration for Babcock’s agreement to defer of any enforcement of its rights under the Babcock Lease caused by Eos’ failure to pay monthly rent owed on the Babcock Lease until May 31, 2013. Eos was also granted the option to pay a $25,000 lease termination fee to Babcock on or before May 31, 2013. If such fee is paid, Eos may void the Babcock Lease and all obligations owed to Babcock thereunder, including rent then owed and payable.

Pursuant to a written extension, the Clouding loan’s maturity date has been extended to August 31, 2013. Additionally, the $25,000 loan fee to be paid on the maturity date is due and payable on August 31, 2013.

SAI Geoconsulting, Inc. Consulting Agreement

On January 21, 2013, Eos and the Company entered into a consulting agreement with SAI Geoconsulting, Inc. (“SAI”). Eos retained SAI on a non-exclusive basis to provide consulting support and advisory services for oil and gas activities. The agreement commenced on January 15, 2013 and continues for 24 months. Eos agreed to pay finder’s fees equaling the greater of: (1) $30,000 or (2) the total sum of SAI's hourly fees on the project at $200/hr.

Eos further agreed to pay SAI the following additional commission on transactions that are located by, originated by or presented, in whole or part SAI:

•	2.5% for transactions valued, at closing, under $25 million,
•	2.0% for transactions valued, at closing, under $50 million,
•	1.5% for transactions valued, at closing, under $100 million, or
•	1.0% for transactions valued, at closing, over $100 million.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

As additional compensation for services rendered, SAI received 25,000 shares of restricted Series B preferred stock of the Company upon its execution of the agreement, and the Company may, but is not obligated, to issue to SAI, as additional consideration for SAI’s continued support of the Company and Eos’ oil and gas activities, up to 75,000 shares of the Company’s restricted common stock from time to time as the Company’s Board of Directors may determine in its sole and absolute discretion. Furthermore, upon SAI’s execution of the agreement, SAI received a warrant to purchase up to 250,000 shares of the Company’s common stock at a strike price of $2.50 per share. The warrant will not be exercisable unless and until the Stock Split has been effectuated, and the warrant expires on January 17, 2018. So long as the Stock Split has been effectuated, 50,000 warrants vest annually every January 21st, commencing on January 21, 2013 and ending January 21, 2017.

If the Stock Split has not been effectuated by January 21st of any given year, any shares that would otherwise have vested on such date shall instead vest on the next business day immediately following effectuation of the Stock Split.

LowCal Industries Loan Agreements

On February 8, 2013, and subsequently amended on April 23, 2013, the Company and Eos entered into the following agreements with LowCal Industries, LLC (“LowCal”) and LowCal’s affiliates: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement;(iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing; and (vi) a Compliance/Oversight Agreement (collectively referred to as the “Loan Agreements”).

Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). The principal and all interest on the LowCal Loan is due in one installment on or before December 31, 2013, the maturity date.  At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of Cellteck’s Series B Convertible Preferred Stock, or, if the Stock Split has been effectuated, common stock, at a conversion price of $5.00 per share. Furthermore, Eos must provide LowCal with 10 days’ notice before any repayment of the LowCal Loan. At LowCal’s option, upon its receipt of such notice, it may elect to convert all accrued but unpaid interest into 50,000 shares of the Company’s Series B Convertible Preferred Stock or, if the Stock Split has been effectuated, common stock. The Company used the loan proceeds to pay (i) $650,000 for drilling wells on the Works Property, (ii) $105,000 to retire outstanding notes and (iii) $120,000 to Agra under the consulting agreement.

The LowCal Loan is secured by (i) a mortgage, lien on, assignment of and security interest in and to the Works Property; (ii) a guaranty by the Company as a primary obligor for payment of Eos’ obligations when due; and (iii) a first priority position or call right for an amount equal to the then outstanding principal balance of and accrued interest on the LowCal Loan on the first draw down by either Eos or the Company from the GEM Commitment Letter, should the Company or Eos be in a position to draw on this facility.

When the Loan Agreements were first entered into on February 8, 2013, LowCal agreed to purchase 500,000 shares of Series B Convertible Preferred Stock of the Company for $10,000. When the Loan Agreements were amended on April 23, 2013, LowCal agreed to purchase an additional 450,000 shares of Series B Convertible Preferred Stock of the Company for $10,000. LowCal executed a Lock-Up/Leak-Out Agreement which restricts LowCal’s ability to sell these shares and any other shares of the Company it obtains through August 8, 2013

Lastly, Eos agreed that Sail Property Management Group LLC, an affiliate of LowCal (“Sail”), would be entitled to conduct periodic oversight and inspection of Eos’ business, operations and properties on behalf of LowCal. In exchange for Sail’s services, Sail will receive a $25,000 fee from Eos on the maturity date of the LowCal Loan, in addition to reimbursement for reasonable expenses.

Amendment to Articles of Incorporation

Effective January 16, 2013, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of Series B preferred stock from 44,000,000 to 47,000,000. All of the other powers, designations, preferences, limitations, restrictions and relative rights originally granted to holders of shares of Series B preferred stock remain unchanged.

Special Meeting of the Stockholders

On May 6, 2013, at a special meeting of the Company’s stockholders, the common stock and Series B Preferred Stock holders, voting on a combined basis, approved the following proposals:

•	In light of the Company’s new oil and gas focus, a name change of the Company from “Cellteck, Inc.” to “Eos Petro, Inc.;”

•	To approve a reverse stock split of the outstanding shares of common stock of the Company held by stockholders with 2,000 or more aggregate shares of common stock at an exchange ratio of 1-for-800, accompanied by a cash distribution of $0.025 per share to all of the Company’s common stockholders with less than 2,000 shares of common stock in the aggregate in exchange for and in cancellation of their shares of common stock;

•	To adopt a 2013 Stock Inventive Award Plan for Employees and Other Services Providers, and to reserve up to 5,400,00 shares of the Company’s common stock for issuance under the plan; and

•	To adopt a 2013 Equity Incentive Plan for Directors, and to reserve up to 1,000,000 shares of common stock under the plan.

These proposals will be effectuated as soon as the Company has obtained the requisite approvals from FINRA.

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 14 - SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Estimated Quantities of Proved Reserves

Hahn Engineering, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2012 and 2011. Estimates of proved reserves as of December 31, 2012 and 2011 were prepared by management using the report of Hahn Engineering, Inc. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves estimated to be recovered through existing wells. Proved undeveloped reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America.

The following table shows the estimated proved developed reserves and the proved undeveloped reserves:

	December 31,	December 31,
	2012	2011
	Oil	Oil
	(bbls)	(bbls)

Proved developed reserves:	33,912	11,984
Proved undeveloped reserves:	55,142	57,106
Total proved reserves	89,054	69,090

The following table reflects the changes in estimated quantities of proved reserves:

Estimated Quantities of Proved Reserves

	December 31,	December 31,
	2012	2011
	Oil	Oil
	(bbls)	(bbls)
Balance, beginning of the year	69,090	-
Purchases of reserves in place	-	69,232
Revision of previous estimates	20,863	-
Production	(899)	(142)
Net change	89,054	69,090

Cellteck, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

Standardized Measure of Discounted Future Net Cash Flows

The Standardized Measure related to proved oil and gas reserves is summarized below. Future cash inflows were computed by applying a twelve month average of the first day of the month prices to estimated future production, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expense. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows, less the tax basis of properties involved. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company.

Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider unproved reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is subjective and imprecise.

Standardized Measure of Oil and Gas

	December 31,	December 31,
	2012	2011
Future cash inflows	$7,728,962	$6,076,430
Future production and development costs	(2,802,100)	(2,000,500)
Future income taxes	(1,063,757)	(1,189,199)
Future net cash flows	3,863,105	2,886,731
Discount of future net cash flows at 10% per annum	(1,231,826)	(937,071)
Standardized measure of discounted future net cash flows	$2,631,279	$1,949,660

The following table sets forth the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the periods indicated.

Changes in Standardized Measure

	December 31,	December 31,
	2012	2011
Beginning of the year	$1,949,660	$-
Sales of oil and gas produced, net of production costs	97,722	44,443
Purchases of minerals in place	-	1,905,217
Revision of previous quantity estimates	583,897	-
Net change	$2,631,279	$1,949,660

