Form 10-Q
period 2013-03-31
Cellteck Inc.
filed 2013-05-15
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 000-30995

CELLTECK, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0550353 (I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Suite 2520 Los Angeles, California (Address of principal executive offices)	90067 (Zip code)

(310) 552-1555
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 10, 2013, the registrant had 61,633,891 outstanding shares of common stock.

CELLTECK, INC. TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Cellteck, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash	$25,388	$47,511
Deposits and other current assets	2,122	17,288
Total current assets	27,510	64,799

Oil and gas properties, net	727,993	182,985
Other property plant and equipment, net	13,169	9,503
Long-term deposits	102,441	102,441
Total assets	$871,113	$359,728

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$151,888	$210,568
Accrued expenses	724,537	615,081
Advances from shareholder	156,000	137,000
Short-term advances - related party	25,000	39,000
Convertible notes payable, net of discount of $12,030 and $4,688	1,487,970	245,312
Notes payable	1,380,000	1,450,000
Total current liabilities	3,925,395	2,696,961

Asset retirement obligation	47,961	46,791
Total liabilities	3,973,356	2,743,752

Commitments and contingencies	-	-

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
44,825,044 and 44,150,044 shares issued and outstanding	4,483	4,415
Common stock; $0.0001 par value; 300,000,000 shares authorized
61,633,891 shares issued and outstanding	6,163	6,163
Additional paid-in capital	1,285,589	1,271,860
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(4,310,278)	(3,578,262)
Total stockholders' deficit	(3,102,243)	(2,384,024)
Total liabilities and stockholders' deficit	$871,113	$359,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellteck, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenues
Oil and gas sales	$23,978	$16,474

Costs and expenses
Lease operating expense	57,971	52,474
General and administrative	636,935	134,446
Total costs and expenses	694,906	186,920

Loss from operations	(670,928)	(170,446)

Interest expense	(61,088)	(128,792)

Net loss	(732,016)	(299,238)

Preferred stock dividends	-	(5,984)

Net loss attributed to common stockholders	$(732,016)	$(305,222)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.01)	(0.01)
Weighted average comon shares oustanding
Basic and diluted	61,633,891	35,686,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellteck, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Deficit

					Additional	Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2012	44,150,044	4,415	61,633,891	6,163	1,271,860	(88,200)	(3,578,262)	(2,384,024)

Issuance of Series B preferred stock for consulting services	25,000	3	-	-	497	-	-	500
Issuance of Series B preferred stock in connection with promissory note	500,000	50	-	-	9,950	-	-	10,000
Issuance of Series B preferred stock for extension of notes payable	150,000	15	-	-	2,985	-	-	3,000
Warrants issued for services	-	-	-	-	297	-	-	297
Net loss	-	-	-	-	-	-	(732,016)	(732,016)
Balance, March 31, 2013 (Unaudited)	44,825,044	$4,483	61,633,891	$6,163	$1,285,589	$(88,200)	$(4,310,278)	$(3,102,243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellteck, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(732,016)	$(299,238)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	4,992	-
Depreciation	1,334	-
Accretion of asset retirement obligation	1,170	-
Amortization of debt issuance costs	2,658	16,800
Fair value of stock issued for services	500	-
Fair value of stock issued for extension of debt transaction	3,000	-
Fair value of stock issued for loan guaranty by related party	-	56,000
Fair value of warrants issued for consulting services	297	-
Change in operating assets and liabilities:
Deposits and other current assets	15,166	-
Accounts payable	(58,680)	(153,191)
Accrued expenses	109,456	45,993
Net cash used in operating activities	(652,123)	(333,636)

Cash flows used in investing activities:
Purchase of other fixed assets	(5,000)	(3,000)
Capital expenditures on oil and gas properties	(550,000)	(10,000)
Net cash used in investing activities	(555,000)	(13,000)

Cash flows from financing activities:
Repayment of short-term advances- related party	(14,000)	-
Net proceeds from (to) shareholder	19,000	(23,364)
Proceeds from issuance of short term notes payable	-	400,000
Repayment of short term notes payable	(70,000)	(30,000)
Proceeds form issuance of convertible notes	1,250,000	-
Net cash provided by financing activities	1,185,000	346,636

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,123)	-

CASH AND CASH EQUIVALENTS, beginning of period	47,511	-

CASH AND CASH EQUIVALENTS, end of period	$25,388	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$1,500	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on preferred stock	$-	$5,984
Issued 550,000 shares of Series B Preferred stock
pursuant to debt agreement	$10,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

NOTE 1 - ORGANIZATION

The unaudited consolidated financial statements have been prepared by Cellteck, Inc., (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed balance sheet at December 31, 2012 has been derived from the Company's audited financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Prior to the closing of the transactions contemplated by the Merger Agreement, the Company had 61,633,891 shares of common stock and 40,000,000 shares of Series A preferred stock issued and outstanding. Simultaneously with the closing of the Merger the holders of 40,000,000 shares of Cellteck Series A preferred stock converted their shares into 100,000 shares of Series B preferred stock; and the holders of $150,000 of pre-existing outstanding Celleteck indebtedness converted such debt into 5,900,000 shares of Series B preferred stock, 2,805,000 shares of which the Company sold to former EOS stockholders. In addition to the conversion of the $150,000 of outstanding indebtedness into preferred stock, EOS assumed $57,385 of net liabilities of the Company.

Upon completion of the Merger and assuming the conversion of the Series B preferred stock into shares of common stock, the former stockholders of Eos own approximately 93% of the then outstanding shares of Cellteck common stock (including shares of Series B preferred stock convertible into shares of Cellteck common stock) and the holders of Cellteck previously outstanding debt and outstanding shares of Cellteck common stock own the balance. As the owners and management of Eos have voting and operating control of Cellteck after the Reverse Merger, the transaction has been accounted for as a recapitalization of Cellteck with Eos deemed the acquiring company for accounting purposes, and Cellteck deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of Eos prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. The amount of debt assumed upon the reverse merger of $57,385 was reflected as a cost of the merger in 2012.

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

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

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share,” and is determined using the two-class method which is an earnings allocation formula that determines income per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible preferred shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At March 31, 2013, there were 100,000 options and 9,918,000 warrants that were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. There were no such instruments at March 31, 2012. As of March 31, 2013, there were 44,825,044 Series B preferred shares that are outstanding that will be converted into an equal number of common shares upon finalization of a proposed stock split of the currently outstanding common shares. The effect of the conversion of the Series B preferred shares, and the simultaneous reverse split of the outstanding common shares will be to decrease the shares of common stock outstanding by approximately 17 million.

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

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

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

The Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through March 31, 2013, the Company had not experienced impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $4,992 and $0 for the three months ended March 31, 2013 and 2012, respectively.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of March 31, 2013 and December 31, 2012, the Company had an ARO of $47,961 and $46,791, respectively.

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

Concentrations

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

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

One customer accounts for 100% of oil sales for the three months ended March 31, 2013 and 2012.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history on which to base an evaluation of its current business and future prospects. As of March 31, 2013, the Company had a stockholders’ deficit of $3,102,243, and for the three months ended March 31, 2013, reported a net loss from operations of $732,016 and negative cash flows from operating activities of $652,123. Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property and various other projects, will total approximately $1,000,000. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's 2012 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

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

NOTE 4 - NOTES PAYABLE

A summary of notes payable at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012

Note payable at 24% (1)	$130,000	$200,000
Secured note payable, at 18%, With guaranteed interest of $54,000 (2)	600,000	600,000
Note payable, at 6% (3)	350,000	350,000
Note payable, at 5%, (4)	300,000	300,000
Total	$1,380,000	$1,450,000

(1) On October 24, 2011, Eos received $200,000 from RT Holdings, LLC (“RT”) in exchange for an unsecured promissory note payable, due November 7, 2011 with interest due at 6% per annum which was amended to 24%. The Company paid $70,000 to RT during the three months ended March 31, 2013.

On April 25, 2013, pursuant to a letter agreement of forbearance, Eos agreed to make a partial payment of $25,000 towards the RT loan on or before June 30, 2013. So long as that payment is made, RT will forbear from enforcing any remaining obligations arising out of the RT Loan until August 31, 2013, at which time all amounts owing will be payable in full. On the maturity date, in addition to repaying in full the principal amount owed to RT, plus interest, Eos agreed to pay RT a single additional fee of $10,000. The Company paid $70,000 to RT during the three months ended March 31, 2013.

(2) On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, the Company and Sharma increased the loan amount from $400,000 to $600,000. In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of either (i) the Company’s Series B preferred stock, if the Stock Split has not yet been effectuated; or (ii) the Company’s common stock, if the Stock Split has been effectuated. The loan is secured by a first priority blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works property, a 50% interest in Eos’ and the Company’s CEO and majority shareholder’s personal residence, and the CEO’s personally held shares in a non-affiliated public corporation. On April 24, 2013, the maturity date was extended to August 31, 2013.

During the three months ended March 31, 2012, the Company amortized $16,800 of the loan discount which was recorded to interest expense. There was no amortized cost during the three months ended March 31, 2013, due to the loan discount being fully amortized as of December 31, 2012.

(3) On June 18, 2012 the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 due on September 22, 2012, and orally extended to November 30, 2012. Interest is charged at a rate of 6%. In the event that the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest shall accrue interest at a rate of 18% per annum. The loan is secured by a second priority blanket security interest in all of the Company’s assets to the extent their security interests overlap with the security interest of Babcock gained from the Babcock Loan (see (4) below). Additionally, the Company is prohibited from incurring additional indebtedness during the term of the loan, with the exception of the existing Vatsala Sharma loan, without the written consent of Rollins. On April 18, 2013, the maturity date was extended to August 31, 2013.

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

(4) On August 2, 2012, Eos executed a series of agreements with Babcock in order to secure a $300,000 loan (the “Babcock Loan”). Pursuant to the Babcock Loan documents, Eos granted Babcock a mortgage and security interest in and on the Works Property and related assets, agreements and profits. The maturity date, pursuant to an April 30, 2013 extension, is May 31, 2013. As of March 31, 2013, Eos has not made any payments on the Babcock Loan or Babcock Lease (as defined in the Report).

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

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

A summary of convertible promissory notes at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
Clouding Loan	$250,000	$250,000
LowCal Loan	1,250,000	-
Unamortized discount	(12,030)	(4,688)
Total	$1,487,970	$245,312

Clouding IP, LLC

On December 26, 2012, the Company entered into an Oil & Gas Services Agreement with Clouding IP, LLC (“Clouding”) in order to retain the oil and gas related services of Clouding and its affiliates. Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, on December 26, 2012, the Company executed a series of agreements with Clouding in order to secure a $250,000 loan (the “Clouding Loan”). Pursuant to the Clouding Loan documents, the Company granted Clouding a mortgage and security interest in and on the Company’s assets. The maturity date of the Clouding Loan was March 31, 2013 which was amended to August 31, 2013, pursuant to a written extension on April 19, 2013, and interest accrues on the Clouding Loan at a rate of 4% per annum commencing December 26, 2012. On the maturity date, the Company further agreed to pay to Clouding a loan fee of $25,000. At Clouding’s option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into Series B Preferred Stock of the Company at a conversion price of $2.50 per share. If all outstanding shares of Series B Preferred Stock have automatically converted pursuant to their terms when Clouding elects to exercise its option, Clouding will instead receive an equivalent number of shares of common stock equal to the number of shares of Series B Preferred Stock that Clouding would have otherwise received.

The Clouding Loan was not repaid in full on March 31, 2013, so the Company issued to Clouding the additional 150,000 shares of its Series B Preferred Stock. The shares were valued at $3,000 and were recorded to interest expense. During the three months ended March 31, 2013, the Company amortized $1,616 of the loan discount which was recorded to interest expense.

The amount due to Clouding at March 31, 2013 and December 31, 2012 is $250,000 with a remaining unamortized debt discount of $3,072 and $4,688, respectively.

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

LowCal Industries

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

Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). The principal and all interest on the LowCal Loan is due in one installment on or before December 31, 2013, the maturity date. At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of Cellteck’s Series B Convertible Preferred Stock, or, if the Stock Split has been effectuated, common stock, at a conversion price of $5.00 per share. Furthermore, Eos must provide LowCal with 10 days’ notice before any repayment of the LowCal Loan. At LowCal’s option, upon its receipt of such notice, it may elect to convert all accrued but unpaid interest into 50,000 shares of the Company’s Series B Convertible Preferred Stock or, if the Stock Split has been effectuated, common stock. As of March 31, 2013, LowCal purchased $1,250,000 of these notes for net proceeds of $1,240,000. Subsequent to March 31, 2013, LowCal purchased the remaining notes of $1,250,000.

The LowCal Loan is secured by (i) a mortgage, lien on, assignment of and security interest in and to oil and gas properties; (ii) a guaranty by the Company as a primary obligor for payment of Eos’ obligations when due; and (iii) a first priority position or call right for an amount equal to the then outstanding principal balance of and accrued interest on the LowCal Loan on the first draw down by either Eos or the Company from a commitment letter entered into with a prospective investor, should the Company or Eos be in a position to draw on this facility.

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

The Company recorded as a debt discount the fair value of the 500,000 shares, which was determined to be $10,000, which will be amortized over the life of the Loan Agreement and recorded as interest expense. During the three months ended March 31, 2013 and 2012, the Company amortized $1,042 of the loan discount which was recorded to interest expense.

The amount due to LowCal at March 31, 2013 is $1,250,000 with a remaining unamortized debt discount of $8,958.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

Three Months
Ended
March 31, 2013
Asset retirement obligation, beginning of period	$46,791
Additions	-
Accretion expense	1,170
Asset retirement obligations, end of period	$47,961

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Plethora Enterprises, LLC (“Plethora”), which is solely owned by Nikolas Konstant, the Company’s chief executive officer. Under the consulting agreement, for the three months ended March 31, 2013 and 2012, the Company recorded compensation expense of $90,000 and $0. During the three months ended March 31, 2013, Mr. Konstant received $71,000. The amount due to Mr. Konstant under Plethora consulting agreement is $116,000 and $97,000 at March 31, 2013 and December 31, 2012, respectively. The total amount due to Mr. Konstant at March 31, 2013 and December 31, 2012 is $156,000 and $137,000, respectively.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with $0.0001 par value.

Preferred Stock

The Company is authorized to issue an aggregate of 100,000,000 shares of preferred stock with $0.0001 par value. The Company designated 47,000,000 of the 100,000,000 authorized shares of preferred stock as Series B Voting Convertible Preferred Stock (“Series B Preferred Stock”).

Accrued Dividends

As of March 31, 2013 and December 31, 2012, the Company has preferred stock dividends payable of $27,386 which are accrued dividends related to EOS Petro, Inc. before the merger.

Stock Issuances

On January 15, 2013, the Company issued 25,000 shares of the Company’s Series B Preferred Stock pursuant to a consulting agreement. The value of the shares totaled $5,000.

On February 8, 2013, the Company issued 500,000 shares of the Company’s Series B Preferred Stock pursuant to a loan agreement. The value of the shares totaled $10,000.

On March 31, 2013, the Company issued 150,000 shares of the Company’s Series B Preferred Stock pursuant to a loan agreement. The value of the shares totaled $3,000.

NOTE 9 - STOCK OPTIONS AND WARRANTS

On January 17, 2013, the Company issued 250,000 warrants pursuant to a consulting agreement. The warrants have an exercise price of $2.50, expire on January 21, 2018 and vest over 4 years.

The Company determined the fair value of the 250,000 warrants to be $1,186 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.75%

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

The Company determined the fair value of the 250,000 shares of stock to be $1,186 based on a share value of $0.058.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

TEHI Illinois LLC

On June 6, 2012, Eos entered into an Oil and Gas Operating agreement with TEHI Illinois LLC. (“TEHI”) giving authority to TEHI as the Operator for oil and/or gas production (whether primary or secondary) with full control and management of all operations on the oil and gas property located in Illinois in which Eos has an 80% revenue and 100% working interest (the “Works Property”). TEHI has operated as the Operator on the leased properties without contract since Eos’ purchase of the Works lease in June, 2011. TEHI will receive expenses of $300 per month for managing the affairs of the lease and to properly keep the wells in operation and good workmanlike manner. Eos will also pay to TEHI its proportionate share of all operating expenses arising out of the operation and maintenance of any wells drilled, completed and equipped. TEHI is entitled to submit monthly operating statements of all operating expenses directly to the oil pipeline purchaser and deduct its operating costs from crude oil sales before remitting to Eos the Eos’ share of said crude oil sales. Eos granted a security interest in and a lien upon Eos’s ownership and interests in the oil and gas leases, the wells situated thereon, and the oil and gas produced therefrom, the proceeds therefrom, and all equipment, fixtures and personal property situated thereon to secure payment, together with interest thereon. TEHI was also granted a preferential right of first refusal to purchase the Works Property in the event Eos ever desires to sell or dispose of all or any part of Eos’ interest in the Works Property.

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

During the three months ended March 31, 2013, the Company paid approximately $53,000 to TEHI.

Brian Hannan and Jeff Ahlholm

On December 15, 2012, Eos entered into a one-year consulting agreement (the “AGRA Agreement”) with Brian Hannan and Jeff Ahlholm, co-owners of Agra Capital Advisors LLC and Glacier Partners Holdings, LLC (Mr. Hannan and Mr. Ahlholm are hereinafter referred to as the “AGRA Partners”) to provide consulting services relating to business plan development, strategic planning, acquisitions and financing activities. The AGRA Partners will be paid a monthly advisory fee of $30,000 during the term of the agreement, to be capped at $360,000. The monthly advisory fee could be paid in either cash or shares of the Company’s common stock based on mutual agreement of Eos and AGRA Partners. AGRA Partners will also receive an M&A advisory and finder’s fee of not less than 2% of the value of certain transactions. On transactions jointly originated or originated by Eos or its affiliates, AGRA Partners will receive success fees ranging from 1.0% to 2.5%, depending on the value of the transaction. In addition, AGRA Partners may elect to purchase 500,000 shares of common stock of the Company for $50,000. As of March 31, 2013, AGRA Partners have not elected to purchase these shares, and their ability to do so expires concurrently with the expiration of the December 15, 2012 consulting agreement. During the three months ended March 31, 2013, the Company paid approximately $182,000 to AGRA Partners.

Various Consulting Agreements

As further discussed in the Company’s December 31, 2012 financial statements filed with Form 10-K, the Company has entered into certain consulting agreements with outside parties to locate and secure equity or debt financing for the Company. In exchange for these services, the Company will pay fees comprised of differing amounts of cash, shares of stock, and warrants.

Loss Contingencies, legal proceedings—

On July 11, 2011, the Company entered into an employment agreement with Michael Finch to fill the position of CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for the Company and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS, a provider of arbitration, mediation and alternative dispute resolution services, (the “Demand”) alleging breach of the employment agreement. In the Demand, Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of the Company’s common stock. The Demand does not have a case or filing number assigned to it. The Company has not yet prepared or sent a response to the Demand. The Company denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims. We are unable to express an opinion as to the likelihood of an unfavorable outcome or an estimate as to the amount or range of potential loss at this time.

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

Cellteck, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

(Unaudited)

NOTE 11– SUBSEQUENT EVENTS

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

These proposals will be effectuated as soon as the Company has obtained the requisite approvals from FINRA. The financial statements will reflect the reverse stock split in the quarter approvals are received from FINRA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of March 31, 2013. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of March 31, 2013, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, pre-development activities for existing assets and our reverse merger with Cellteck.

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

Comparison of the three months ended March 31, 2013 to March 31, 2012.

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of March 31, 2013, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the three months ended March 31, 2013 and 2012 was $23,978 and $16,474, respectively.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended March 31, 2013 and 2012 was $57,971 and $52,474, respectively.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2013 and 2012 was $636,935 and $134,446, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $228,000 in professional fees during the three months ended March 31, 2013 related to the reverse merger. They also include payments to third party consultants for their assistance with potential acquisitions. We recognized approximately $120,000 related to consulting agreements. Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.

Interest expenses

Interest expense for the three months ended March 31, 2013 and 2012 was $61,088 and $128,792, respectively. During the three months ended March 31, 2012, we recognized as interest expense $56,000 for shares issued for loan guarantee, $16,800 from amortization of debt discounts and $56,000 based on the terms of the notes. During the three months ended March 31, 2013, we recognized as interest expense $3,000 for shares issued for debt extension, $2,700 from amortization of debt discounts, and $55,000 based on the terms of the notes.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works property, we must raise a significant amount of working capital and capital to fund improvements to the Works property. As of March 31, 2013, we had cash in the amount of $25,388. At March 31, 2013, we had total liabilities of $3,973,356. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

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

For these reasons, the report of our auditor accompanying our financial statements filed with our December 31, 2012 10-K includes a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

We have retained consultants to assist us in our efforts to raise capital. The consulting agreements provide for compensation in the form of cash and stock and result in additional dilution to shareholders.

Cash Flows

Operating Activities

Net cash used in operating activities was $652,123 and $333,636 for the three months ended March 31, 2013 and 2012, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Cash Used in Investing Activities

Net cash used by investing activities was $555,000 and $13,000 for the three months ended March 31, 2013 and 2012, respectively, and was primarily due to the capital costs incurred at the Works property.

Cash Flows from Financing Activities

Net cash flow from financing activities was $1,185,000 and $346,636 for the three months ended March 31, 2013 and 2012, respectively. This cash generated from financing activities for the three months ended March 31, 2012 was primarily from our issuing short term notes payable of $400,000 offset by repayment of short term notes payable of $30,000. This cash generated from financing activities for the three months ended March 31, 2013 was primarily from our convertible notes payable of $1,250,000 offset by repayment of short term notes payable of $70,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our chief executive officer who also serves as the Company’s principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS alleging breach of the Employment Agreement.  Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. As of March 31, 2013, Eos had not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

On November 21, 2011, Eos entered into an Employment Agreement with Anthony Fidaleo to fill the position of Eos’ CFO. Pursuant to the agreement, Mr. Fidaleo was entitled to an annual salary of $240,000.00, 250,000 stock options vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Fidaleo was performing for Eos and the employment was terminated. As of March 31, 2013, no disputes have arisen and no lawsuits or other claims have been filed against us that relate to Mr. Fidaleo’s employment agreement.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 15, 2013, we issued 25,000 shares of our Series B Preferred Stock pursuant to a consulting agreement with SAI Geoconsulting, Inc (“SAI”). Upon SAI’s execution of the agreement, SAI also received a warrant to purchase up to 250,000 shares of common stock of the Company at a strike price of $2.50 per share, expiring January 21, 2017. Eos retained SAI to provide consulting support and advisory services for oil and gas activities.

On February 8, 2013, the Company sold 500,000 shares of the Company’s Series B Preferred Stock for $10,000 pursuant to a loan agreement for $1,250,000 with LowCal Industries, LLC.

On March 31, 2013, the Company issued 150,000 shares of the Company’s Series B Preferred Stock pursuant to a loan agreement for $250,000 with Clouding IP, LLC.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering. Each share of our Series B preferred stock is convertible into 800 shares of our common stock, and will automatically convert into shares of our common stock upon the filing, by us, of an amendment to our articles of incorporation for the authorization of a sufficient number of shares of common stock to convert all issued and outstanding shares of Series B preferred stock into common stock. Such an amendment was approved by our stockholders at a special meeting on Mary 6, 2013, and will be effectuated as soon as reasonably practicable once the Company gains clearance from FINRA.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELLTECK, INC. a Nevada corporation

Date: May 15, 2013	By:	/s/ Nikolas Konstant
Nikolas Konstant
President, Chief Executive Officer and Chief Financial Officer

