Form 10-Q
period 2013-06-30
Eos Petro, Inc.
filed 2013-08-19
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 000-53246

EOS PETRO, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0550353 (I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Suite 2520 Los Angeles, California (Address of principal executive offices)	90067 (Zip code)

(310) 552-1555
(Registrant’s telephone number, including area code)

Cellteck, Inc.

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

Yes     ☐     No     ☒

As of August 2, 2013, the registrant had 45,962,735 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Eos Petro, Inc. and Subsidiaries

(Formerly Cellteck, Inc.)

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash	$749,742	$47,511
Deposits and other current assets	3,138	17,288
Total current assets	752,880	64,799

Oil and gas properties, net	763,548	182,985
Other property plant and equipment, net	16,770	9,503
Long-term deposits	102,441	102,441
Total assets	$1,635,639	$359,728

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$148,888	$210,568
Accrued expenses	906,586	615,081
Advances from shareholder	161,200	137,000
Short-term advances - related party	-	39,000
Convertible notes payable, net of discount of $1,499,616 and $4,688	1,250,384	245,312
Notes payable	1,325,000	1,450,000
Total current liabilities	3,792,058	2,696,961

Asset retirement obligation	49,130	46,791
Total liabilities	3,841,188	2,743,752

Commitments and contingencies	-	-

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized, 0 and 44,150,044 shares issued and outstanding	-	4,415
Common stock; $0.0001 par value; 300,000,000 shares authorized 45,910,735 and 94,897 shares issued and outstanding	4,591	9
Additional paid-in capital	4,832,474	1,278,014
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(7,004,364)	(3,578,262)
Total stockholders' deficit	(2,205,549)	(2,384,024)
Total liabilities and stockholders' deficit	$1,635,639	$359,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries

(Formerly Cellteck, Inc.)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Oil and gas sales	$196,776	$-	$220,754	$16,474

Costs and expenses
Lease operating expense	148,429	121,406	206,400	173,880
General and administrative	876,568	255,071	1,513,503	389,517
Total costs and expenses	1,024,997	376,477	1,719,903	563,397

Loss from operations	(828,221)	(376,477)	(1,499,149)	(546,923)

Interest expense and finance costs	(1,865,865)	(270,284)	(1,926,953)	(399,076)

Net loss	(2,694,086)	(646,761)	(3,426,102)	(945,999)

Preferred stock dividends	-	(5,917)	-	(11,901)

Net loss attributed to common stockholders	$(2,694,086)	$(652,678)	$(3,426,102)	$(957,900)

Net loss per share attributed to common stockholders - basic and diluted	$(0.06)	(0.02)	$(0.08)	(0.03)
Weighted average comon shares oustanding basic and diluted	45,274,211	36,508,218	44,913,662	36,096,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries

(Formerly Cellteck, Inc.)

Condensed Consolidated Statement of Stockholders' Deficit

					Additional	Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2012	44,150,044	4,415	94,897	9	1,278,014	(88,200)	(3,578,262)	(2,384,024)

Issuance of Series B preferred stock for consulting services	25,000	3	-	-	497	-	-	500
Issuance of Series B preferred stock in connection with promissory note	950,000	95	-	-	3,239,405	-	-	3,239,500
Issuance of Series B preferred stock for extension of notes payable	150,000	15	-	-	2,985	-	-	3,000
Warrants issued for consulting services	-	-	-	-	243,329	-	-	243,329
Purchase of shares associated with reverse stock split	-	-	(206)	-	(4,118)	-	-	(4,118)
Automatic conversion of Series B preffered stock for common stock	(45,275,044)	(4,528)	45,275,044	4,528	-	-	-	-
Issueance of common stock for cash	-	-	540,000	54	89,996	-	-	90,000
Issueance of common stock for consulting services	-	-	1,000	-	3,410	-	-	3,410
Share based compensation	-	-	-	-	28,956	-	-	28,956
Net loss	-	-	-	-	-	-	(3,426,102)	(3,426,102)
Balance, June 30, 2013 (Unaudited)	-	$-	45,910,735	$4,591	$4,882,474	$(88,200)	$(7,004,364)	$(2,205,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries

(Formerly Cellteck, Inc.)

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(3,426,102)	$(945,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	51,937	-
Depreciation	2,733	-
Accretion of asset retirement obligation	2,339	-
Amortization of debt issuance costs	1,005,072	170,000
Non-cash finance costs	739,500	-
Fair value of stock issued for services	3,910	16,800
Fair value of stock issued for extension of debt transaction	3,000	27,075
Fair value of stock issued for loan guaranty by related party	-	56,000
Fair value of options and warrants issued for consulting services	243,329	2,973
Share-based compensation	28,956	-
Change in operating assets and liabilities:
Deposits and other current assets	14,150	(2,740)
Accounts payable	(61,680)	(17,470)
Accrued expenses	291,505	157,002
Net cash used in operating activities	(1,101,351)	(536,359)

Cash flows used in investing activities:
Purchase of other fixed assets	(10,000)	(6,000)
Capital expenditures on oil and gas properties	(632,500)	(9,999)
Net cash used in investing activities	(642,500)	(15,999)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash	90,000	-
Repayment of short-term advances- related party	(39,000)	-
Net proceeds from (to) shareholder	24,200	27,859
Proceeds from issuance of short term notes payable	-	750,000
Repayment of short term notes payable	(125,000)	(41,600)
Debt issuance costs	-	(170,000)
Purchase of stock pursuant to reverse stock split	(4,118)	-
Proceeds form issuance of convertible notes	2,500,000	-
Net cash provided by financing activities	2,446,082	566,259

NET INCREASE IN CASH AND CASH EQUIVALENTS	702,231	13,901

CASH AND CASH EQUIVALENTS, beginning of period	47,511	-

CASH AND CASH EQUIVALENTS, end of period	$749,742	$13,901

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$44,442
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on preferred stock	$-	$11,901
Issued 950,000 shares of Series B Preferred stock pursuant to debt agreement; recorded as debt discount	$3,239,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

NOTE 1 - ORGANIZATION

The unaudited consolidated financial statements have been prepared by Eos Petro, Inc., (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed balance sheet at December 31, 2012 has been derived from the Company's audited financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Organization

Eos Petro, Inc. (the “Company”) was organized under the laws of the state of Nevada in 2007 to serve as a vehicle for the re-organization and spin-off of Safe Cell Tab, Inc.’s safe cell tab business from China Ivy School, Inc. The safe cell tab is a small, thin, oval shaped device designed specifically to help protect users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful and damaging effects of electromagnetic radiation or EMF’s, which are emitted from these electrical devices.

On October 12, 2012, pursuant to the Merger Agreement entered into by and between the Company, Eos Global Petro, Inc. (“Eos”), and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), dated July 16, 2012, Merger Sub merged into Eos, with Eos being the surviving entity and the Company the legal acquirer (the “Merger”). As a result of the Merger, Eos became a wholly-owned subsidiary of the Company. As of the closing of the transaction, each issued and outstanding share of common stock of Eos, was automatically converted into the right to receive one share of the Company’s Series B Voting Convertible Preferred Stock (“Series B preferred stock”). At the closing, the Company issued 37,850,044 shares of Series B preferred stock to the former Eos stockholders.

Each share of Company Series B preferred stock was automatically convertible into 800 shares of the Company’s common stock upon the filing of an amendment to the Company’s articles of incorporation for the authorization of a sufficient number of shares of common stock to convert all issued and outstanding shares of Series B preferred stock into common stock.

Prior to the closing of the transactions contemplated by the Merger Agreement, the Company had 61,633,891 shares of common stock and 40,000,000 shares of Series A preferred stock issued and outstanding. Simultaneously with the closing of the Merger, the holders of 40,000,000 shares of Company Series A preferred stock converted their shares into 100,000 shares of Series B preferred stock; and the holders of $150,000 of the Company’s pre-existing outstanding indebtedness converted such debt into 5,900,000 shares of Series B preferred stock, 2,805,000 shares of which the Company sold to former Eos stockholders. In addition to the conversion of the $150,000 of outstanding indebtedness into preferred stock, Eos assumed $57,385 of net liabilities of the Company.

Upon completion of the Merger, the former stockholders of Eos owned approximately 93% of the then outstanding shares of Company common stock (including shares of Series B preferred stock convertible into shares of the Company’s common stock) and the holders of the Company’s previously outstanding debt and outstanding shares of Company common stock own the balance. As the owners and management of Eos have voting and operating control of the Company after the Reverse Merger, the transaction has been accounted for as a recapitalization of the Company with Eos deemed the acquiring company for accounting purposes, and the Company was deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of Eos prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. The amount of debt assumed upon the Merger of $57,385 was reflected as a cost of the Merger in 2012.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc.”) by filing an amendment to its articles of incorporation (the “Amendment”) with the Nevada secretary of state after the name change was approved at a special meeting of the stockholders of the Company held on May 6, 2013 (the “Special Meeting”). In anticipation of the Company’s name change, on May 17, 2013, the Company also changed the name of Eos (previously named “Eos Petro, Inc.”), to Eos Global Petro, Inc.

The Amendment also effectuated a reverse stock split of the outstanding shares of common stock of the Company held by stockholders with 2,000 or more aggregate shares of common stock at an exchange ratio of 1-for-800, accompanied by a cash distribution of $0.025 per share to all of the Company’s common stockholders with less than 2,000 shares of common stock in the aggregate, in exchange for and in cancellation of their shares of common stock (the “Stock Split”). This Stock Split triggered the automatic conversion of all 45,275,044 issued and outstanding shares of Series B preferred stock of the Company, including the shares of Series B preferred stock issued in the Merger, into 45,275,044 shares of common stock of the Company. While the filing of the Amendment effectuated the name change and Stock Split with the Nevada secretary of state, FINRA announced the name change and Stock Split on May 20, 2013, and the name change and Stock Split became effective in the marketplace on May 21, 2013. All share and per share amounts have been retrospectively adjusted as if the Stock Split occurred at the earliest period presented.

The Company has one other wholly-owned subsidiary, Eos Petro Australia Pty Ltd., an Australian company, (“Eos Australia”), which was formed to explore business opportunities in Australia. In addition, Eos has two subsidiaries which are also engaged in the oil and gas business: Plethora Energy, Inc., a Delaware corporation (“Plethora Energy”), which is wholly owned by Eos, and EOS Atlantic Oil & Gas Ltd., a Ghanaian limited liability company, which is 90% owned by Eos (“EAOG”, and collectively referred to with Eos, Eos Australia and Plethora Energy as the Company’s “Subsidiaries”). The other 10% of EAOG is owned by one of our Ghanaian-based consultants.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding and includes the automatically converted shares of Series B preferred stock on a retroactive basis. Diluted earnings-per-share is based on the assumption that all dilutive convertible preferred shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At June 30, 2013, approximately 11,258,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. There were no such instruments at June 30, 2012.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

Weighted average number of shares outstanding has been retroactively restated for (1) the equivalent number of shares received by the accounting acquirer as a result of the reverse merger, and (2) the equivalent number of shares issued upon conversion of Series B preferred shares upon effectiveness of the reverse stock split, as if these shares had been outstanding as of the beginning of the earliest period presented.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, amortization and depletion allowances, the recoverability of the carrying amount and estimated useful lives of long-lived assets, asset retirement obligations, the valuation of equity instruments issues issued in connection with financing transactions, and share-based compensation costs. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates.

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

The Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through June 30, 2013, the Company had not experienced impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $51,937 for the six months ended June 30, 2013. There were no such costs for the same period in 2012.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of June 30, 2013 and December 31, 2012, the Company had an ARO of $49,130 and $46,791, respectively.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

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

One customer accounts for 100% of oil sales for the six months ended June 30, 2013 and 2012. All of the Company’s wells are located in Illinois.

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The two business segments are as follows:

(1)	The acquisition, development, and operation of onshore oil and gas properties which is performed by Eos.
(2)	The design and production of products to protect users against the potentially harmful and damaging effects of electromagnetic radiation emitted from electrical devices, which is performed by the Company.

Following the Merger, the Company’s principal focus has shifted to the business of Eos. The Company’s pre-Merger assets are less than 1% of total assets and its safe cell tab revenue is less than 1% of total revenue for the six months ended June 30, 2013. Since the Company’s pre-Merger assets and safe cell tab operations are immaterial, the Company reports only one segment for financial statement reporting purposes.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history on which to base an evaluation of its current business and future prospects. As of June 30, 2013, the Company had a stockholders’ deficit of $2,205,549, and for the six months ended June 30, 2013, reported a net loss of $3,426,102 and negative cash flows from operating activities of $1,101,351. Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property and various other projects, will total approximately $1,000,000. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's 2012 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

A summary of notes payable at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012

Note payable at 24% (1)	$105,000	$200,000
Secured note payable, at 18% (2)	600,000	600,000
Secured note payable, at 6% (3)	350,000	350,000
Secured note payable, at 5%, (4)	270,000	300,000
Total	$1,325,000	$1,450,000

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

(1) On October 24, 2011, Eos received $200,000 from RT Holdings, LLC (“RT”) in exchange for an unsecured promissory note payable, originally due November 7, 2011, as extended till April 30, 2013, with interest due at 6% per annum, which was amended to 24%. On the maturity date, in addition to repaying in full the principal amount owed to RT, plus interest, Eos agreed to pay RT a single additional fee of $10,000.

On April 25, 2013, pursuant to a letter agreement of forbearance, Eos made a partial payment of $25,000 towards the RT loan. Pursuant to the agreement, RT will forbear from enforcing any remaining obligations arising out of the RT Loan until August 31, 2013, at which time all amounts owing will be payable in full The Company paid $95,000 to RT during the six months ended June 30, 2013.

(2) On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, the Company and Sharma increased the loan amount from $400,000 to $600,000. In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of the Company’s common stock. The loan is secured by a first priority blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation. On April 24, 2013, the maturity date was extended to August 31, 2013.

During the three and six months ended June 30, 2012, the Company amortized $5,600 and $22,400 of the loan discount which was recorded to interest expense. There was no amortized cost during the three and six months ended June 30, 2013, due to the loan discount being fully amortized as of December 31, 2012.

(3) On June 18, 2012 the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 due on September 22, 2012, and orally extended to November 30, 2012. Interest is charged at a rate of 6%. In the event that the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest shall accrue interest at a rate of 18% per annum The loan is secured by a second priority blanket security interest in all of the Company’s assets to the extent their security interests overlap with the security interest of Babcock gained from the Babcock Loan (see (4) below). Additionally, the Company is prohibited from incurring additional indebtedness during the term of the loan, with the exception of the existing Vatsala Sharma loan, without the written consent of Rollins. On April 18, 2013, the maturity date was extended to August 31, 2013.

(4) On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC (“Babcock”) in order to secure a $300,000 loan (the “Babcock Loan”). As of August 3, 2012, Eos also leases 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the “Babcock Lease”) from Babcock. The Company agreed to pay $7,500.00 a month in rent under the Babcock Lease. Pursuant to the Babcock Loan and Lease documents, Eos granted Babcock a mortgage and security interest in and on the Works Property and related assets, agreements and profits. On April 30, 2013, the Babcock Loan and Babcock Lease were amended. Eos agreed to pay $5,000, due and payable on April 30, 2013, to Babcock in exchange for an extension on the maturity date of the Babcock Loan to May 31, 2013. In addition, Eos agreed to pay Babcock $15,000, due and payable on April 30, 2013, as consideration for Babcock’s agreement to defer of any enforcement of its rights under the Babcock Lease caused by Eos’ failure to pay monthly rent owed on the Babcock Lease until May 31, 2013. Eos was also granted the option to pay a $25,000 lease termination fee to Babcock on or before August 31, 2013. If such fee is timely paid, Eos can void the Babcock Lease and all obligations owed to Babcock thereunder, including rent then owed and payable. As of June 30, 2013, Eos has not made any payments on the Babcock Lease, but Eos has paid to Babcock an aggregate of $50,000 during the six months ended June 30, 2013, which consists of the following payments: $30,000 was paid against the Babcock Loan; $5,000 was paid in connection with the extension of the maturity date on the Babcock Loan to May 31, 2013; and $15,000 was paid in connection with Babcock’s agreement to defer on any enforcement of its rights under the Babcock Lease until May 31, 2013. While as of June 30, 2013, the Babcock Loan was in default, subsequent to June, the parties agreed to extend the maturity date until August 31, 2013 in exchange for payment of an extension fee of $25,000, which Eos made on or about July 17, 2013.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

A summary of convertible promissory notes at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012
Clouding Loan	$250,000	$250,000
LowCal Loan	2,500,000	-
Unamortized discount	(1,499,616)	(4,688)
Total	$1,250,384	$245,312

Clouding IP, LLC

On December 26, 2012, Eos entered into an Oil & Gas Services Agreement with Clouding IP, LLC (“Clouding”) in order to retain the oil and gas related services of Clouding and its affiliates.

Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, on December 26, 2012, the Company executed a series of agreements with Clouding in order to secure a $250,000 loan (the “Clouding Loan”). Pursuant to the Clouding Loan documents, Eos granted Clouding a mortgage and security interest in and on the Company’s assets. The maturity date of the Clouding Loan was March 31, 2013 which was amended to August 31, 2013, pursuant to a written extension on April 19, 2013, and interest accrues on the Clouding Loan at a rate of 4% per annum commencing December 26, 2012. On the maturity date, Eos further agreed to pay to Clouding a loan fee of $25,000. At Clouding’s option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into common stock of the Company at a conversion price of $2.50 per share.

The Clouding Loan was not repaid in full on March 31, 2013, so the Company issued to Clouding the additional 150,000 shares of its Series B preferred stock, which were subsequently converted into 150,000 shares of common stock. The shares were valued at $3,000 and were recorded to interest expense. During the three and six months ended June 30, 2013, the Company amortized $1,827 and $3,442 of the loan discount which was recorded to interest expense.

The amount due to Clouding at June 30, 2013 and December 31, 2012 is $250,000 with a remaining unamortized debt discount of $1,245 and $4,688, respectively.

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

Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). The principal and all interest on the LowCal Loan are due in one installment on or before December 31, 2013, the maturity date. At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share. Furthermore, Eos must provide LowCal with 10 days’ notice before any repayment of the LowCal Loan. At LowCal’s option, upon its receipt of such notice, it may elect to convert all accrued but unpaid interest into 50,000 shares of the Company’s common stock. As of June 30, 2013, LowCal purchased $2,500,000 of these notes.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

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

When the Loan Agreements were first entered into on February 8, 2013, LowCal agreed to purchase 500,000 shares of Series B preferred stock of the Company for $10,000. These shares subsequently converted into 500,000 shares of the Company’s common stock. When the Loan Agreements were amended on April 23, 2013, LowCal agreed to purchase an additional 450,000 shares of Series B preferred stock of the Company for $10,000, which have also subsequently converted into 450,000 shares of the Company’s common stock. LowCal executed a Lock-Up/Leak-Out Agreement which restricts LowCal’s ability to sell these shares and any other shares of the Company it obtains.

Lastly, Eos agreed that Sail Property Management Group LLC, an affiliate of LowCal (“Sail”), would be entitled to conduct periodic oversight and inspection of Eos’ business, operations and properties on behalf of LowCal. In exchange for Sail’s services, Sail will receive a $25,000 fee from Eos on the maturity date of the LowCal Loan, in addition to reimbursement for reasonable expenses.

The fair value of 950,000 shares of stock was determined to be $3,239,500 of which $2,500,000 was recorded as a debt discount, which will be amortized over the life of the Loan Agreement and recorded as interest expense and the $739,500, which is the amount the fair value of the stock exceeded the face value of the convertible notes, was recorded as a finance cost. During the six months ended June 30, 2013, the Company amortized 1,001,628 of the loan discount which was recorded to interest expense.

The amount due to LowCal at June 30, 2013 is $2,500,000 with a remaining unamortized debt discount of $1,498,371.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

Six Months
Ended
June 30, 2013
Asset retirement obligation, beginning of period	$46,791
Additions	-
Accretion expense	2,339
Asset retirement obligations, end of period	$49,130

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Plethora Enterprises, LLC (“Plethora”), which is solely owned by Nikolas Konstant, who was the Company’s chief executive officer until June 23, 2013. Under the consulting agreement, for the three months and six months ended June 30, 2013, the Company recorded compensation expense of $90,000 and $180,000, respectively. During the three and six months ended June 30, 2012, no compensation expense was recorded. During the six months ended June 30, 2013, Mr. Konstant received $155,800. The amount due to Mr. Konstant under Plethora consulting agreement is $121,200 and $97,000 at June 30, 2013 and December 31, 2012, respectively. The total amount due to Mr. Konstant at June 30, 2013 and December 31, 2012 is $161,200 and $137,000, respectively.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

NOTE 8 - STOCKHOLDERS’ DEFICIT

Common Stock

The Company is authorized to issue an aggregate of 300,000,000 shares of common stock with $0.0001 par value.

Preferred Stock

The Company is authorized to issue an aggregate of 100,000,000 shares of preferred stock with $0.0001 par value. The Company designated 47,000,000 of the 100,000,000 authorized shares of preferred stock as Series B preferred stock.

Reverse Stock Split and Conversion of Series B Preferred Stock

On May 21, 2013, the Company effectuated a reverse stock split of the outstanding shares of common stock of the Company held by stockholders with 2,000 or more aggregate shares of common stock at an exchange ratio of 1-for-800, accompanied by a cash distribution of $0.025 per share to all of the Company’s common stockholders with less than 2,000 shares of common stock in the aggregate, in exchange for and in cancellation of their shares of common stock. The reverse stock split triggered the automatic conversion of all 45,275,044 issued and outstanding shares of Series B preferred stock of the Company. All share and per share amounts have been retrospectively adjusted as if the Stock Split occurred at the earliest period presented.

Accrued Dividends

As of June 30, 2013 and December 31, 2012, the Company has preferred stock dividends payable of $27,386 which are accrued dividends related to shares Series A preferred stock of Eos which were converted in the Merger.

Stock Issuances

On November 15, 2012, pursuant to a letter agreement (the “Purchase Agreement”) the Company agreed to sell to Sterling Atlantic, LLC (“Sterling”), post Stock-Split, up to 50,000 restricted shares of its common stock and 50,000 warrants to purchase shares of its common stock at an exercise price of $2.50, with a five-year term. Under the Purchase Agreement, if the Company received less than $50,000, the number of shares and warrants to be issued would be reduced proportionately. The Company received an aggregate of $40,000: (i) $15,000 came directly from Sterling; and (ii) $25,000 came from Billy Parrott, an individual, at the direction of Sterling. Consequently, when the Stock Split was effectuated on May 20, 2013, the Company issued 15,000 shares and 15,000 warrants to Sterling and 25,000 shares and 25,000 warrants to Billy Parrott, where the warrants had the terms set forth above from the Purchase Agreement.

On June 21, 2013, the Company issued 500,000 restricted shares of common stock for $50,000 cash pursuant to a consulting agreement with the Agra Partners (as defined in Note 10 below).

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”), an entity which previously has prepared reserve reports for the Company’s SEC reporting obligations. Pursuant to the agreement, in exchange for the provision of oil and gas consulting services, Hahn received 1,000 restricted shares of common stock of the Company, valued at $3,410, upon full execution of the agreement. In addition, so long as the agreement has not been terminated, commencing on the one month anniversary of June 23, 2013 and continuing on each monthly anniversary of June 23, 2013 thereafter, in Hahn will be issued 2,000 restricted shares of common stock of the Company per month, to be capped at 24,000 shares total. Hahn will also be reimbursed for reasonable pre-approved expenses.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

NOTE 9 - STOCK OPTIONS AND WARRANTS

On November 15, 2012, pursuant to the Purchase Agreement, the Company agreed to sell to Sterling, post Stock-Split, up to 50,000 restricted shares of its common stock and 50,000 warrants to purchase shares of its common stock at an exercise price of $2.50, with a five-year term. Under the Purchase Agreement, if the Company received less than $50,000, the number of shares and warrants to be issued would be reduced proportionately. The Company received an aggregate of $40,000: (i) $15,000 came directly from Sterling; and (ii) $25,000 came from Billy Parrott, an individual, at the direction of Sterling. Consequently, when the Stock Split was effectuated on May 20, 2013, the Company issued 15,000 shares and 15,000 warrants to Sterling and 25,000 shares and 25,000 warrants to Billy Parrott, where the warrants had the terms set forth above from the Purchase Agreement.

On January 21, 2013, Eos and the Company entered into a consulting agreement with SAI Geoconsulting, Inc. (“SAI”). Eos retained SAI on a non-exclusive basis to provide consulting support and advisory services for oil and gas activities. The agreement commenced on January 15, 2013 and continues for 24 months. Upon SAI’s execution of the agreement, SAI received a warrant to purchase up to 250,000 shares of the Company’s common stock at a strike price of $2.50 per share. The warrant was exercisable upon effectuation of the Stock Split, and the warrant expires on January 17, 2018. So long as the Stock Split has been effectuated, 50,000 warrants vest annually every January 21st, commencing on January 21, 2013 and ending January 21, 2017.

The fair value of the 250,000 warrants will be expensed over the vesting period. The fair value of the 50,000 warrants that vested on May 20, 2013 was determined to be $167,527 using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 214%
•	Risk-free interest rate of 0.85%
•	Expected life of 4.67 years

The fair value of the remaining 200,000 warrants at June 30, 2013 was determined to be $669,356, of which $75,742 was recognized during the period ending June 30, 2013. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 214%
•	Risk-free interest rate of 1.41%
•	Expected life of 4.67 years

On June 23, 2013, the Company entered into an Employment Agreement with Martin Oring, a member of the Company’s Board of Directors, pursuant to which Mr. Oring was appointed to act as the interim President and CEO of the Company while the Company searches for other candidates to fill the positions on a long-term basis. Pursuant to the agreement, Wealth Preservation, LLC, a company owned by Mr. Oring, received 600,000 warrants to purchase restricted shares of common stock of the Company at a per share exercise price of $2.50. The warrants expire on July 31, 2018. Commencing on July 31, 2013, 50,000 warrants will vest at the end of each month, so long as Mr. Oring’s Employment Agreement is still in effect. Any warrants which have not yet vested at the time Mr. Oring’s Employment Agreement is terminated shall cease to vest. Mr. Oring will also be reimbursed for reasonable travel and business expenses.

The fair value of the 600,000 warrants, which will be expensed over the one year vesting period beginning July 1, 2013 is $1,935,908. The fair value was determined using the Black-Scholes model with the following assumptions:

•	Dividend yield of 0%
•	Expected volatility of 214%
•	Risk-free interest rate of 0.73%
•	Expected life of 3 years

The aggregate intrinsic value for the vested options and warrants at June 30, 2013 is approximately $3 million.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

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

As additional compensation for services rendered, SAI received 25,000 shares of restricted Series B preferred stock of the Company, which subsequently converted into 25,000 shares of restricted common stock of the Company, upon its execution of the agreement, and the Company may, but is not obligated, to issue to SAI, as additional consideration for SAI’s continued support of the Company and Eos’ oil and gas activities, up to 75,000 shares of the Company’s restricted common stock from time to time as the Company’s Board of Directors may determine in its sole and absolute discretion. Furthermore, upon SAI’s execution of the agreement, SAI received a warrant to purchase up to 250,000 shares of the Company’s common stock at a strike price of $2.50 per share. (see note 9)

TEHI Illinois LLC

On June 6, 2012, Eos entered into an Oil and Gas Operating agreement with TEHI Illinois LLC. (“TEHI”) giving authority to TEHI as the Operator for oil and/or gas production (whether primary or secondary) with full control and management of all operations on the oil and gas property located in Illinois in which Eos as an 80% revenue and 100% working interest (the “Works Property”). TEHI has operated as the Operator on the leased properties without contract since Eos’ purchase of the Works lease in June, 2011. TEHI will receive expenses of $300 per month for managing the affairs of the lease and to properly keep the wells in operation and good workmanlike manner. Eos will also pay to TEHI its proportionate share of all operating expenses arising out of the operation and maintenance of any wells drilled, completed and equipped. TEHI is entitled to submit monthly operating statements of all operating expenses directly to the oil pipeline purchaser and deduct its operating costs from crude oil sales before remitting to Eos the Eos’ share of said crude oil sales. Eos granted a security interest in and a lien upon Eos’s ownership and interests in the oil and gas leases, the wells situated thereon, and the oil and gas produced therefrom, the proceeds therefrom, and all equipment, fixtures and personal property situated thereon to secure payment, together with interest thereon. TEHI was also granted a preferential right of first refusal to purchase the Works Property in the event Eos ever desires to sell or dispose of all or any part of Eos’ interest in the Works Property.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

During the six months ended June 30, 2013, the Company paid approximately $125,000 to TEHI.

Brian Hannan and Jeff Ahlholm

On December 15, 2012, Eos entered into a one-year consulting agreement (the “AGRA Agreement”) with Brian Hannan and Jeff Ahlholm, co-owners of Agra Capital Advisors LLC and Glacier Partners Holdings, LLC (Mr. Hannan and Mr. Ahlholm are hereinafter referred to as the “AGRA Partners”) to provide consulting services relating to business plan development, strategic planning, acquisitions and financing activities. The AGRA Partners will be paid a monthly advisory fee of $30,000 during the term of the agreement, to be capped at $360,000. The monthly advisory fee could be paid in either cash or shares of the Company’s common stock based on mutual agreement of Eos and AGRA Partners. AGRA Partners will also receive an M&A advisory and finder’s fee of not less than 2% of the value of certain transactions. On transactions jointly originated or originated by Eos or its affiliates, AGRA Partners will receive success fees ranging from 1.0% to 2.5%, depending on the value of the transaction. In addition, AGRA Partners may elect to purchase 500,000 shares of common stock of the Company for $50,000. AGRA Partners elected to purchase these shares on June 20, 2013, and such shares were issued as of June 21, 2013. During the six months ended June 30, 2013, the Company paid approximately $229,000 to AGRA Partners. The AGRA Agreement was mutually terminated by the parties on June 21, 2013.

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

Loss Contingencies, legal proceedings—

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS, a provider of arbitration, mediation and alternative dispute resolution services (the “Demand”) alleging breach of the employment agreement. In the Demand, Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. The Demand does not have a case or filing number assigned to it. Eos has not yet prepared or sent a response to the Demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

On September 13, 2012, Eos entered into an employment agreement with Martin Cox to fill the position of Operations Manager. Pursuant to the agreement, Mr. Cox was entitled to receive $20,000 upon execution of the employment agreement and an annual salary of $120,000. However, a dispute arose regarding the amount of work Mr. Cox was performing for Eos. Eos’ position is that the employment agreement was cancelled and never went into effect. Mr. Cox disputes the cancellation of the employment agreement. On March 8, 2013, a claim was orally asserted on Mr. Cox’s behalf that Eos owes Mr. Cox $90,000 pursuant to the terms of the employment agreement. As of June 30, 2013, no lawsuits have been filed against us that relate to Mr. Cox’s employment agreement. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend itself against Mr. Cox’s claims.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

NOTE 11– SUBSEQUENT EVENTS

Quantum Agreement

Eos entered into an agreement with Quantum Capital Advisors, LLC (“Quantum”) on July 1, 2012 (the “Quantum Agreement”). Quantum’s managing member is John Mitola. Mr. Mitola also serves on the Board of Directors of the Company and is the President and CEO of Plethora Energy, a wholly-owned subsidiary of Eos. Eos also agreed to grant Quantum a total of 200,000 shares of Eos’ common stock, which, subsequent to the Merger, was converted into an agreement to issue Quantum 200,000 shares of the Company’s common stock so long as the Quantum Agreement was still in effect at certain dates. Since the Quantum Agreement was still in effect at July 1, 2013, the Company issued to Quantum 50,000 of the 200,000 shares. 100,000 shares were previously issued to Quantum in 2012, and the remaining 50,000 shares will be issued if the Quantum Agreement is still in effect at December 31, 2013.

GEM Commitment

The Company and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), entered into a financing commitment on August 31, 2011, whereby GEM would provide and fund the Company with up to $400 million dollars, through a common stock subscription agreement (the “Commitment”), for the Company’s African acquisition activities.

The Company and GEM formalized the Commitment by way of a definitive Common Stock Purchase Agreement and Registration Rights Agreement, both dated as of July 11, 2013 (collectively referred to as the “Commitment Agreements”). Together with formalizing the Commitment, pursuant to the Commitment Agreements and subject to certain restrictions contained therein, the Commitment may be drawn down at the Company’s option as the Company issues shares of common stock to GEM in return for funds.

Under the agreed upon structure, and subject to certain prerequisites, the Company controls the timing and amount of any drawdown, and the funds withdrawn by the Company may be used not only to acquire oil and gas assets in Africa, as was stated in the initial August 31, 2011 term sheet for the Commitment, but for any oil and gas assets the Company identifies, publicly or privately owned, national or international, as well as for working capital purposes.

In consideration of GEM’s continued support of the Company and their lack of termination of or withdrawal from the Commitment between August 31, 2011 and November 21, 2012, the Company issued to GEM and a GEM affiliate a total of six common stock purchase warrants to purchase a total of 8,372,000 shares of common stock. The vesting conditions of four of these warrants were amended with the Commitment Agreements. The following summarizes the amendments made to the four warrants on July 11, 2013 in connection with the Commitment Agreements:

•	The GEM B Warrant: The Company issued a warrant to purchase 651,500 shares of common stock of the Company, par value $0.0001 per share, to GEM at an exercise price of $3.00 per share (the “GEM B Warrant”). As amended, the GEM B Warrant’s vesting conditions were altered so that the GEM B Warrant vested on July 11, 2013. The other terms and conditions of the original GEM B Warrant remain unaltered.

•	The 590 Partners B Warrant: The Company issued a warrant to purchase 651,500 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners at an exercise price of $3.00 per share (the “590 Partners B Warrant”). All of the terms in the 590 Partners B Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM B Warrant, as amended.

•	The GEM C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to GEM at an exercise price of $5.35 per share (the “GEM C Warrant”). Prior to its amendment, the GEM C Warrant would vest only upon the Company acquiring certain rights to oil and gas in Ghana. As amended, the GEM C Warrant will vest upon either of the following dates: (i) the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration; or (ii) the Company or a Subsidiary closes a deal to acquire assets having a cost greater than $40,000,000.00. Prior to its amendment, the GEM C Warrant also provided the Company with an option to elect to shorten the term of the GEM C Warrant (the “Company Shortening Option”), so long as certain terms and conditions had been satisfied. The amendment changed some of the terms and conditions that must be satisfied prior to the Company’s use of its Company Shortening Option. As amended, the Company may elect to shorten the term of the GEM C Warrant by moving the expiration date to the date six months (plus any additional days added if the underlying shares remain unregistered after 270 days) from the day that all of the following conditions have been satisfied: (i) either of the preconditions to vesting set forth above have been satisfied; (ii) the Company has publicly announced the ratification set forth in (i); (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) to occur. The other terms and conditions of the original GEM C Warrant remain unaltered.

•	The 590 Partners C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners at an exercise price of $5.35 per share (the “590 Partners C Warrant”). All of the terms in the 590 Partners C Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM C Warrant, as amended.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three and Six Month Periods Ended June 30, 2013 and 2012

(Unaudited)

The fair value of the GEM B Warrant and the 590 Partners B Warrant which vested on July 11, 2013 pursuant to the amended agreements was determined to be approximately $4.1 million using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3.34 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.65%

As further consideration for GEM’s execution of the Commitment Agreements, on July 11, 2013 GEM and GEM affiliates received common stock purchase warrants to purchase an additional 1,500,000 shares of common stock of the Company (“Additional Warrants”). The Additional Warrants, which were valued at approximately $4.9 million using the above assumptions, vest on July 11, 2014, expire after five years and have an exercise price equal to the 30 day average trading price of the Company’s common stock on July 11, 2014. If the shares underlying the Additional Warrant are not registered within 24 months of July 11, 2013, the expiration date will be extended for each additional day the shares underlying Additional Warrant remain unregistered after 24 months.

Pursuant to the Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. Eos further agreed to pay to GEM a Structuring Fee equal to $4 million, which must be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company’s election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to ninety percent of the average closing trading price of the Company’s common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013.

The Company will account for the vesting of the warrants during the quarter ended September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of June 30, 2013. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

On October 12, 2012, pursuant to the Merger Agreement, entered into by and between the Company, Eos and Merger Sub, dated July 16, 2012, Merger Sub merged into Eos, with Eos being the surviving entity in the Merger. As a result of the Merger, Eos became a wholly owned subsidiary of the Company. Upon the closing of the Merger, each issued and outstanding share of common stock of Eos was automatically converted into the right to receive one share of our Series B preferred stock. At the closing, we issued 37,850,044 shares of Series B preferred stock to the former Eos stockholders, subject to the rights of the stockholders of Eos to exercise and perfect their appraisal rights under applicable provisions of Delaware law to accept cash in lieu of shares of the equity securities of the Company.

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc.”) by filing an amendment to its articles of incorporation (the “Amendment”) with the Nevada secretary of state after the name change was approved at a special meeting of the stockholders of the Company held on May 6, 2013 (the “Special Meeting”). In anticipation of the Company’s name change, on May 17, 2013, the Company also changed the name of Eos (previously named “Eos Petro, Inc.”), to Eos Global Petro, Inc.

The Amendment also effectuated a reverse stock split of the outstanding shares of common stock of the Company held by stockholders with 2,000 or more aggregate shares of common stock at an exchange ratio of 1-for-800, accompanied by a cash distribution of $0.025 per share to all of the Company’s common stockholders with less than 2,000 shares of common stock in the aggregate, in exchange for and in cancellation of their shares of common stock (the “Stock Split”). This Stock Split triggered the automatic conversion of all 45,275,044 issued and outstanding shares of Series B preferred stock of the Company, including the shares of Series B preferred stock issued in the Merger, into 45,275,044 shares of common stock of the Company. While the filing of the Amendment effectuated the name change and Stock Split with the Nevada secretary of state, FINRA announced the name change and Stock Split on May 20, 2013, and the name change and Stock Split became effective in the marketplace on May 21, 2013.

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of June 30, 2013, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, pre-development activities for existing assets and our Merger with Eos.

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

The financial statements included as part of this Report and the financial discussion reflect the performance of Eos and the Company, which primarily relates to Eos’ Works Property oil and gas assets located in Illinois.

Comparison of the three months ended June 30, 2013 to June 30, 2012.

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of June 30, 2013, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the three months ended June 30, 2013 and 2012 was $196,776 and $0, respectively.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended June 30, 2013 and 2012 was $148,429 and $121,406, respectively.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2013 and 2012 was $876,568 and $255,071, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $233,000, $351,000, and $130,000 in professional fees, consulting agreements and compensation, respectively for the three months ended June 30, 2013. We recognized approximately $98,000, $17,000, and $18,000 in professional fees, consulting agreements and compensation, respectively for the three months ended June 30, 2012. Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.

Interest expenses

Interest expense for the three months ended June 30, 2013 and 2012 was $1,865,865 and $270,284, respectively. During the three months ended June 30, 2013, we recognized as interest expense $20,000 for shares issued for debt extension, $1,002,000 from amortization of debt discounts, $740,000 in finance costs, and $104,000 based on the terms of the notes. During the three months ended June 30, 2012, we recognized as interest expense $178,000 for finance costs, $49,000 from amortization of debt discounts, and $42,6000 based on the terms of the notes.

Comparison of the six months ended June 30, 2013 to June 30, 2012.

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of June 30, 2013, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the six months ended June 30, 2013 and 2012 was $220,754 and $16,474, respectively.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the six months ended June 30, 2013 and 2012 was $206,400 and $173,800, respectively.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2013 and 2012 was $1,513,503 and $389,517, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $471,000, $474,000, and $180,000 in professional fees, consulting agreements and compensation, respectively for the six months ended June 30, 2013. We recognized approximately $98,000, $67,000, and $27,000 in professional fees, consulting agreements and compensation, respectively for the six months ended June 30, 2012. Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.

Interest expenses

Interest expense for the six months ended June 30, 2013 and 2012 was $1,926,953 and $399,076, respectively. During the six months ended June 30, 2013, we recognized as interest expense $23,000 for shares issued for loan extensions and guarantees, $1,005,000 from amortization of debt discounts, $740,000 in finance costs, and $159,000 based on the terms of the notes. During the six months ended June 30, 2012, we recognized as interest expense $56,000 for shares issued for debt extension, $178,00 for finance costs, $66,000 from amortization of debt discounts, and $98,6000 based on the terms of the notes.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works property, we must raise a significant amount of working capital and capital to fund improvements to the Works property. As of June 30, 2013, we had cash in the amount of $749,742. At June 30, 2013, we had total liabilities of $3,841,188, net of discounts of $1,499,616. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

We issued a promissory note on February 8, 2013 for $1,250,000 which was subsequently amended for an additional $1,250,000 for a combined total of $2,500,000. The note’s interest rate is 10% per annum and was due on August 31, 2013. We used the loan proceeds to pay (i) $650,000 for drilling wells on the Works Property, (ii) $105,000 to retire outstanding notes and (iii) $120,000 to the Agra Partners under their consulting agreement. The remaining proceeds will be used to assist us in meeting our short-term obligations, but we will require additional financing in order to properly fund our ongoing activities.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $1,101,351 and $536,359 for the six months ended June 30, 2013 and 2012, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Cash Used in Investing Activities

Net cash used by investing activities was $642,500 and $15,999 for the six months ended June 30, 2013 and 2012, respectively, and was primarily due to the capital costs incurred at the Works property.

Cash Flows from Financing Activities

Net cash flow from financing activities was $2,446,082 and $566,259 for the six months ended June 30, 2013 and 2012, respectively. This cash generated from financing activities for the six months ended June 30, 2012 was primarily from issuing our convertible notes of $2,500,000 offset by repayment of short term notes payable of $125,000.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS alleging breach of the Employment Agreement.  Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. As of June 30, 2013, Eos had not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

On November 21, 2011, Eos entered into an Employment Agreement with Anthony Fidaleo to fill the position of Eos’ CFO. Pursuant to the agreement, Mr. Fidaleo was entitled to an annual salary of $240,000.00, 250,000 stock options vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Fidaleo was performing for Eos and the employment was terminated. As of June 30, 2013, no disputes have arisen and no lawsuits or other claims have been filed against us that relate to Mr. Fidaleo’s employment agreement.

On September 13, 2012, Eos entered into an employment agreement with Martin Cox to fill the position of Operations Manager. Pursuant to the agreement, Mr. Cox was entitled to receive $20,000 upon execution of the employment agreement and an annual salary of $120,000. However, a dispute arose regarding the amount of work Mr. Cox was performing for Eos. Eos’ position is that the employment agreement was cancelled and never went into effect. Mr. Cox disputes the cancellation of the employment agreement. On March 8, 2013, a claim was orally asserted on Mr. Cox’s behalf that Eos owes Mr. Cox $90,000 pursuant to the terms of the employment agreement. As of June 30, 2013, no lawsuits have been filed against us that relate to Mr. Cox’s employment agreement. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend itself against Mr. Cox’s claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Amendment to LowCal Loan Agreements

When the LowCal Loan Agreements were amended on April 23, 2013, LowCal agreed to purchase an additional 450,000 shares of Series B preferred stock of the Company for $10,000, which have subsequently converted into 450,000 shares of the Company’s common stock. Proceeds from this sale have been used primarily for current operations.

Shares and Warrants for Sterling Atlantic

On November 15, 2012, pursuant to the Purchase Agreement, the Company agreed to sell to Sterling, post Stock-Split, up to 50,000 restricted shares of its common stock and 50,000 warrants to purchase shares of its common stock at an exercise price of $2.50, with a five-year term. Under the Purchase Agreement, if the Company received less than $50,000, the number of shares and warrants to be issued would be reduced proportionately. The Company received an aggregate of $40,000: (i) $15,000 came directly from Sterling; and (ii) $25,000 came from Billy Parrott, an individual, at the direction of Sterling. Consequently, when the Stock Split was effectuated in May 2013, the Company issued 15,000 shares and 15,000 warrants to Sterling and 25,000 shares and 25,000 warrants to Billy Parrott, where the warrants had the terms set forth above from the Purchase Agreement. Proceeds from this sale have been used primarily for current operations.

Brian Hannan and Jeff Ahlholm

On December 15, 2012, Eos entered into a one-year consulting agreement with the AGRA Partners in order for the AGRA Partners to provide consulting services relating to business plan development, strategic planning, acquisitions and financing activities. The consulting agreement gave the AGRA Partners a one-time option to elect to purchase 500,000 shares of restricted common stock of the Company for $50,000, so long as the consulting agreement remained in effect. The AGRA Partners elected to purchase these shares on June 20, 2013, and such shares were issued as of June 21, 2013.

Appointment of Martin Oring as the Company’s CEO

On June 23, 2013, the Company entered into an Employment Agreement with Martin Oring, a member of the Company’s Board of Directors, pursuant to which Mr. Oring was appointed to act as the interim President and CEO of the Company while the Company searches for other candidates to fill the positions on a long-term basis. Pursuant to the agreement, Wealth Preservation, LLC, a company owned by Mr. Oring, received 600,000 warrants to purchase restricted shares of common stock of the Company at a per share exercise price of $2.50. The warrants expire on July 31, 2018. Commencing on July 31, 2013, 50,000 warrants will vest at the end of each month, so long as Mr. Oring’s Employment Agreement is still in effect. Any warrants which have not yet vested at the time Mr. Oring’s Employment Agreement is terminated shall cease to vest. Mr. Oring will also be reimbursed for reasonable travel and business expenses.

Concurrently with the signing of Mr. Oring’s Employment Agreement, Mr. Nikolas Konstant resigned from his position as the Company’s CEO and President. Mr. Konstant’s resignation was not a result of any disagreement with the Company, and Mr. Konstant remains Chairman of the Board and CFO of the Company.

Consulting Agreement with Hahn Engineering

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn, an entity which previously has prepared reserve reports for the Company’s SEC reporting obligations. Pursuant to the agreement, in exchange for the provision of oil and gas consulting services, Hahn received 1,000 restricted shares of common stock of the Company upon full execution of the agreement. In addition, so long as the agreement has not been terminated, commencing on the one month anniversary of June 23, 2013 and continuing on each monthly anniversary of June 23, 2013 thereafter, in Hahn will be issued 2,000 restricted shares of common stock of the Company per month, to be capped at 24,000 shares total. Hahn will also be reimbursed for reasonable pre-approved expenses.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

As of June 30, 2013, the Company has preferred stock dividends payable of $27,386 which are accrued dividends related to shares Series A preferred stock of Eos which were converted in the Merger.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS PETRO, INC. a Nevada corporation

Date: August 19, 2013	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer

Date: August 19, 2013	By:	/s/ Nikolas Konstant
Nikolas Konstant
Chairman of the Board and Chief Financial Officer

