Form 10-Q
period 2013-09-30
Eos Petro, Inc.
filed 2013-11-19
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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

Yes  ☐      No  ☒

As of November 8, 2013, the registrant had 45,969,171 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Eos Petro, Inc. and Subsidiaries
(Formerly Cellteck, Inc.)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets
Cash	$48,025	$47,511
Accounts receivable	52,979	-
Deposits and other current assets	2,123	17,288
Total current assets	103,127	64,799

Oil and gas properties, net	911,545	182,985
Other property plant and equipment, net	18,707	9,503
Long-term deposits	102,441	102,441
Total assets	$1,135,820	$359,728

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$148,888	$210,568
Accrued expenses	1,119,160	615,081
Advances from shareholder	150,710	137,000
Short-term advances - related party	-	39,000
Convertible notes payable, net of discount of $749,185 and $4,688	2,000,815	245,312
Notes payable	1,225,000	1,450,000
Total current liabilities	4,644,573	2,696,961

Asset retirement obligation	50,300	46,791
Total liabilities	4,694,873	2,743,752

Commitments and contingencies	-	-

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
0 and 44,150,044 shares issued and outstanding	-	4,415
Common stock; $0.0001 par value; 300,000,000 shares authorized
45,967,171 and 94,897 shares issued and outstanding	4,597	9
Additional paid-in capital	12,293,084	1,278,014
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(15,768,534)	(3,578,262)
Total stockholders' deficit	(3,559,053)	(2,384,024)
Total liabilities and stockholders' deficit	$1,135,820	$359,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
(Formerly Cellteck, Inc.)
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues
Oil and gas sales	$248,820	$65,605	$469,574	$82,079

Costs and expenses
Lease operating expense	173,968	70,593	380,368	244,473
General and administrative	7,948,122	535,439	9,461,625	924,956
Total costs and expenses	8,122,090	606,032	9,841,993	1,169,429

Loss from operations	(7,873,270)	(540,427)	(9,372,419)	(1,087,350)

Interest expense and finance costs	(890,900)	(58,151)	(2,817,853)	(457,227)

Net loss	(8,764,170)	(598,578)	(12,190,272)	(1,544,577)

Preferred stock dividends	-	(4,077)	-	(15,978)

Net loss attributed to common stockholders	$(8,764,170)	$(602,655)	$(12,190,272)	$(1,560,555)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.19)	(0.01)	$(0.27)	(0.04)
Weighted average comon shares oustanding
basic and diluted	45,788,790	45,208,577	44,913,662	36,471,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
(Formerly Cellteck, Inc.)
Condensed Consolidated Statement of Stockholders' Deficit

					Additional	Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2012	44,150,044	4,415	94,897	9	1,278,014	(88,200)	(3,578,262)	(2,384,024)

Issuance of Series B preferred stock for consulting services	25,000	3	-	-	497	-	-	500
Issuance of Series B preferred stock in connection with promissory note	950,000	95	-	-	3,239,405	-	-	3,239,500
Issuance of Series B preferred stock for extension of notes payable	150,000	15	-	-	2,985	-	-	3,000
Warrants issued for consulting services	-	-	-	-	6,992,284	-	-	6,992,284
Purchase of shares associated with reverse stock split	-	-	(206)	-	(4,118)	-	-	(4,118)
Automatic conversion of Series B preferred stock for common stock	(45,275,044)	(4,528)	45,275,044	4,528	-	-	-	-
Issuance of common stock for cash	-	-	540,436	54	90,396	-	-	90,450
Issuance of common stock for consulting services	-	-	57,000	6	209,644	-	-	209,650
Share based compensation	-	-	-	-	483,977	-	-	483,977
Net loss	-	-	-	-	-	-	(12,190,272)	(12,190,272)
Balance, September 30, 2013 (Unaudited)	-	$-	45,967,171	$4,597	$12,293,084	$(88,200)	$(15,768,534)	$(3,559,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
(Formerly Cellteck, Inc.)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(12,190,272)	$(1,544,577)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	103,940	594
Depreciation	4,796	-
Accretion of asset retirement obligation	3,509	-
Amortization of debt issuance costs	1,755,503	190,270
Non-cash finance costs	739,500	-
Fair value of stock issued for services	210,150	30,800
Fair value of stock issued for extension of debt transaction	3,000	26,495
Fair value of stock issued for loan guaranty by related party	-	56,000
Fair value of options and warrants issued for consulting services	6,992,284	2,542
Share-based compensation	483,977	3,964
Change in operating assets and liabilities:
Accounts receivable	(52,979)	(20,585)
Deposits and other current assets	15,165	11,751
Accounts payable	(61,680)	60,362
Accrued expenses	504,079	408,304
Net cash used in operating activities	(1,489,028)	(774,080)

Cash flows used in investing activities:
Purchase of other fixed assets	(14,000)	(11,000)
Capital expenditures on oil and gas properties	(832,500)	(10,000)
Net cash used in investing activities	(846,500)	(21,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash	90,450	-
Repayment of short-term advances- related party	(39,000)	(18,320)
Net proceeds from (to) shareholder	13,710	-
Proceeds from issuance of short term notes payable	-	1,050,000
Repayment of short term notes payable	(225,000)	(41,600)
Debt issuance costs	-	(195,000)
Purchase of stock pursuant to reverse stock split	(4,118)	-
Proceeds form issuance of convertible notes	2,500,000	-
Net cash provided by financing activities	2,336,042	795,080

NET INCREASE IN CASH AND CASH EQUIVALENTS	514	-

CASH AND CASH EQUIVALENTS, beginning of period	47,511	-

CASH AND CASH EQUIVALENTS, end of period	$48,025	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$59,442
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on preferred stock	$-	$15,978
Issued 950,000 shares of Series B Preferred stock
pursuant to debt agreement; recorded as debt discount	$3,239,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

NOTE 1 - ORGANIZATION

The unaudited consolidated financial statements have been prepared by Eos Petro, Inc., (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods.  The condensed balance sheet at December 31, 2012 has been derived from the Company's audited financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
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

On or about July 26, 2013, the Company received a letter from the Depository Trust Company (the “DTC”), indicating that the DTC over tendered for the cash distribution portion of the Stock Split and received an extra $450  in the Stock Split, when it should have  instead received an additional 436  post-Stock Split shares of the Company’s common stock. The Company received a check in the amount of $450 from the DTC and issued an additional 436 shares to correct the over tender on or about September 23, 2013.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding and includes the automatically converted shares of Series B preferred stock on a retroactive basis. Diluted earnings-per-share is based on the assumption that all dilutive convertible preferred shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. At September 30, 2013, approximately 12,758,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.  These potentially dilutive shares were options to purchase 700,000 shares of common stock, warrants to purchase 11,458,000 shares of common stock and 600,000 common shares potentially issuable under the Company’s outstanding convertible note agreements. There were no such instruments at September 30, 2012.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
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

The Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through September 30, 2013, the Company had not experienced impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $103,940 and $594 for the nine months ended September 30, 2013 and 2012, respectively.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of September 30, 2013 and December 31, 2012, the Company had an ARO of $50,300 and $46,791, respectively.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
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

One customer accounts for 100% of oil sales for the nine months ended September 30, 2013 and 2012. All of the Company’s wells are located in Illinois.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

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

Following the Merger, the Company’s principal focus has shifted to the business of Eos. The Company’s pre-Merger assets are less than 1% of total assets and its safe cell tab revenue is less than 1% of total revenue for the nine months ended September 30, 2013. Since the Company’s pre-Merger assets and safe cell tab operations are immaterial, the Company reports only one segment for financial statement reporting purposes.

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has a limited operating history on which to base an evaluation of its current business and future prospects. As of September 30, 2013, the Company had a stockholders’ deficit of $15,768,534, and for the nine months ended September 30, 2013, reported a net loss of $12,190,272 and had negative cash flows from operating activities of $1,489,028. Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property and various other projects, will total approximately $1,000,000. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's 2012 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
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

NOTE 4 - NOTES PAYABLE

A summary of notes payable at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012

Note payable at 24% (1)	$105,000	$200,000
Secured note payable, at 18% (2)	600,000	600,000
Secured note payable, at 6% (3)	250,000	350,000
Secured note payable, at 5%, (4)	270,000	300,000
Total	$1,225,000	$1,450,000

(1) On October 24, 2011, Eos received $200,000 from RT Holdings, LLC (“RT”) in exchange for an unsecured promissory note payable, originally due November 7, 2011, as extended till April 30, 2013, with interest due at 6% per annum, which was amended to 24% (the “RT Loan”).  The Company paid $95,000 to RT during the nine months ended September 30, 2013.

As is further set forth in Note 11 below, on November 18, 2013 RT and Eos acknowledged that, as of November 8, 2013, there was $232,235.40, inclusive of interest, outstanding on the RT Loan. RT further acknowledged that Eos paid $75,000 to RT on November 15, 2013, and Eos agreed to make a final payment of $75,000 to RT on or before January 9, 2014.The balance of the RT Loan is convertible into 28,855 shares of the Company’s restricted common stock, but only if: (i) the final $75,000 payment is made to RT on or before January 9, 2014; and (ii) such 28,855 shares are delivered to RT on or before November 27, 2013. Notwithstanding the foregoing, however, if the final $75,000 is not timely paid or the 28,855 shares are not validly or timely issued, the Company will still owe approximately $53,382 to RT on the RT Loan, plus interest accruing from and after November 8, 2013.
(2) On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, the Company and Sharma increased the loan amount from $400,000 to $600,000.  In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of the Company’s common stock. The loan is secured by a mortgage and security interest in the Works property. Nikolas Konstant also personally guaranteed the loan.  As further set forth in Note 11 below, on November 18, 2013, the maturity date was extended to May 31, 2014.

During the three and nine months ended September 30, 2012, the Company amortized $56,000and $78,400 of the loan discount which was recorded to interest expense.  There was no amortized cost during the three and nine months ended September 30, 2013, due to the loan discount being fully amortized as of December 31, 2012.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

(3) On June 18, 2012 the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 due on September 22, 2012, and orally extended to November 30, 2012. Interest is charged at a rate of 6%.  In the event that the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest shall accrue interest at a rate of 18% per annum. The loan is secured by a security interest in the Company’s assets. As further set forth in Note 11 below, on November 18, 2013, the maturity date was extended to February 28, 2014.  The Company paid $100,000 to Rollins during the nine months ended September 30, 2013.

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

As of September 30, 2013, Eos has not made any payments on the Babcock Lease, but Eos has paid to Babcock an aggregate of $50,000 during the nine months ended September 30, 2013, which consists of the following payments: $30,000 was paid against the Babcock Loan; $5,000 was paid in connection with the extension of the maturity date on the Babcock Loan to May 31, 2013; and $15,000 was paid in connection with Babcock’s agreement to defer on any enforcement of its rights under the Babcock Lease until May 31, 2013. While the maturity date of the Babcock Loan, as amended, was August 16, 2013, as is further set forth in Note 11 below, on November 7, 2013, the Company, Eos, and Mr. Konstant (the Company’s Chairman and Chief Financial Officer) entered into an Abrogation Agreement with Babcock (the “Babcock Agreement”) for the payment and satisfaction of the Babcock Loan and Babcock Lease. So long as certain payments and share issuances are made, Babcock agreed that they will not take action to bring suit or litigate against Eos through December 20, 2013, subject to extension through January 9, 2014 pursuant to the terms and conditions of the Babcock Agreement.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

A summary of convertible promissory notes at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Clouding Loan	$250,000	$250,000
LowCal Loan	2,500,000	-
Unamortized discount	(749,185)	(4,688)
Total	$2,000,815	$245,312

Clouding IP, LLC

On December 26, 2012, Eos entered into an Oil & Gas Services Agreement with Clouding IP, LLC (“Clouding”) in order to retain the oil and gas related services of Clouding and its affiliates.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, on December 26, 2012, the Company executed a series of agreements with Clouding in order to secure a $250,000 loan with interest at a rate of 4% per annum (the “Clouding Loan”). Pursuant to the Clouding Loan documents, Eos granted Clouding a mortgage and security interest in and on the Company’s assets.  The maturity date of the Clouding Loan was August 31, 2013, pursuant to a written extension. On the maturity date, Eos further agreed to pay to Clouding a loan fee of $25,000. At Clouding’s option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into common stock of the Company at a conversion price of $2.50 per share.

The Clouding Loan was not repaid in full on March 31, 2013, so, pursuant to the terms of the Clouding Loan, the Company issued to Clouding the additional 150,000 shares of its Series B preferred stock, which were subsequently converted into 150,000 shares of common stock.  The shares were valued at $3,000 and were recorded to interest expense.  During the three and nine months ended September 30, 2013, the Company amortized $1,245 and $4,688 of the loan discount which was recorded to interest expense.  As of September 30, 2013, the Clouding Loan has not been repaid.

The amount due to Clouding at September 30, 2013 and December 31, 2012 is $250,000 with a remaining unamortized debt discount of $0 and $4,688, respectively.

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

Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). The principal and all interest on the LowCal Loan are due in one installment on or before December 31, 2013, the maturity date. At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share. At LowCal’s option, it may elect to convert all accrued but unpaid interest into 50,000 shares of the Company’s common stock.  As of September 30, 2013, LowCal purchased $2,500,000 of these notes.
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

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

The fair value of 950,000 shares of stock was determined to be $3,239,500 of which $2,500,000 was recorded as a debt discount, which will be amortized over the life of the Loan Agreement and recorded as interest expense and the $739,500, which is the amount the fair value of the stock exceeded the face value of the convertible notes, was recorded as a finance cost. During the three and nine months ended September 30, 2013, the Company amortized $749,186 and $1,750,814 of the loan discount which was recorded to interest expense.

The amount due to LowCal at September 30, 2013 is $2,500,000 with a remaining unamortized debt discount of $749,185.

As is further set forth in Note 11 below, on November 6, 2013, the amount of the LowCal Loan was amended to $5,000,000 and the maturity date was extended to December 31, 2014 in exchange for a security interest and the issuance of up to 1,000,000 restricted shares of the Company’s common stock on the closing date of the amendment, which is set to occur on or before January 9, 2014.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

Nine Months
Ended
September 30, 2013
Asset retirement obligation, beginning of period	$46,791
Additions	-
Accretion expense	3,509
Asset retirement obligations, end of period	$50,300

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company has a consulting agreement with Plethora Enterprises, LLC (“Plethora”), which is solely owned by Nikolas Konstant, the Company’s chairman of the board and chief financial officer.  Under the consulting agreement, for the three months and nine months ended September 30, 2013, the Company recorded compensation expense of $90,000 and $270,000, respectively. During the three and nine months ended September 30, 2012, no compensation expense was recorded. During the nine months ended September 30, 2013, Mr. Konstant received $256,290.  The amount due to Mr. Konstant under Plethora consulting agreement is $110,710 and $97,000 at September 30, 2013 and December 31, 2012, respectively.  The total amount due to Mr. Konstant at September 30, 2013 and December 31, 2012 is $150,710 and $137,000, respectively.

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
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

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

Accrued Dividends

As of September 30, 2013 and December 31, 2012, the Company has preferred stock dividends payable of $27,386 which are accrued dividends related to shares Series A preferred stock of Eos which were converted in the Merger.

Stock Issuances for Services

On January 15, 2013, the Company issued 25,000 shares of the Company’s Series B Preferred Stock pursuant to a consulting agreement.  The value of the shares totaled $500 and was recorded as consulting expense.

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”), an entity which previously has prepared reserve reports for the Company’s SEC reporting obligations. Pursuant to the agreement, in exchange for the provision of oil and gas consulting services, Hahn received 1,000 restricted shares of common stock of the Company upon full execution of the agreement. In addition, so long as the agreement has not been terminated, commencing on the one month anniversary of June 23, 2013 and continuing on each monthly anniversary of June 23, 2013 thereafter, in Hahn will be issued 2,000 restricted shares of common stock of the Company per month, to be capped at 24,000 shares total.  At September 30, 2013, Hahn had received 7,000 restricted shares of common stock of the Company valued at $39,150 which was recorded as consulting expense.

On July 1, 2013, the Company issued 50,000 shares of common stock pursuant to a consulting agreement.  The value of the shares totaled $170,500 and was recorded as consulting expense.

Stock Issuances Related to Notes Payable

Pursuant to a loan agreement entered into on February 8, 2013 and later amended on April 23, 2013, the Company issued 950,000 shares of the Company’s Series B Preferred Stock pursuant to a loan agreement.  The value of the shares totaled $3,239,500 of which $2,500,000 was recorded as a debt discount, which will be amortized over the life of the loan agreement and recorded as interest expense and the $739,500, which is the amount the fair value of the stock exceeded the face value of the convertible notes, was recorded as a finance cost..

On March 31, 2013, the Company issued 150,000 shares of the Company’s Series B Preferred Stock pursuant to a loan agreement.  The value of the shares totaled $3,000 and was recorded as interest expense.

Stock Issuances for Cash

On November 15, 2012, pursuant to a letter agreement (the “Purchase Agreement”) the Company agreed to sell to Sterling Atlantic, LLC (“Sterling”), post Stock-Split, up to 50,000 restricted shares of its common stock and 50,000 warrants to purchase shares of its common stock at an exercise price of $2.50, with a five-year term. Under the Purchase Agreement, if the Company received less than $50,000, the number of shares and warrants to be issued would be reduced proportionately. During 2013, the Company received an aggregate of $40,000: (i) $15,000 came directly from Sterling; and (ii) $25,000 came from Billy Parrott, an individual, at the direction of Sterling. Consequently, when the Stock Split was effectuated on May 20, 2013, the Company issued 15,000 shares and 15,000 warrants to Sterling and 25,000 shares and 25,000 warrants to Billy Parrott, where the warrants had the terms set forth above from the Purchase Agreement.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

On June 21, 2013, the Company issued 500,000 restricted shares of common stock for $50,000 cash pursuant to a consulting agreement with Brian Hannan and Jeffrey Ahlholm.

On or about July 26, 2013, the Company received a letter from the Depository Trust Company (the “DTC”), indicating that the DTC over tendered for the cash distribution portion of the Stock Split and received an extra $450  in the Stock Split, when it should have  instead received an additional 436  post-Stock Split shares of the Company’s common stock. The Company received a check in the amount of $450 from the DTC and issued an additional 436 shares to correct the over tender on or about September 23, 2013.

NOTE 9 - STOCK OPTIONS AND WARRANTS

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

Under the agreed upon structure, and subject to certain prerequisites, the Company controls the timing and amount of any drawdown, and the funds withdrawn by the Company may be used to acquire any oil and gas assets the Company identifies, publicly or privately owned, national or international, as well as for working capital purposes.

In consideration of GEM’s continued support of the Company and their lack of termination of or withdrawal from the Commitment between August 31, 2011 and November 21, 2012, the Company issued to GEM and a GEM affiliate a total of six common stock purchase warrants to purchase a total of 8,372,000 shares of common stock. Two of the warrants to purchase 2,399,000 shares vested in 2012.  The vesting conditions of the four remaining warrants were amended with the Commitment Agreements. The following summarizes the amendments made to the four warrants on July 11, 2013 in connection with the Commitment Agreements:

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
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

•
The 590 Partners C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners at an exercise price of $5.35 per share (the “590 Partners C Warrant”). All of the terms in the 590 Partners C Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM C Warrant, as amended.

The Company recorded to consulting expense the fair value of the GEM B Warrant and the 590 Partners B Warrant which vested on July 11, 2013 pursuant to the amended agreements.  The fair value was determined to be $4,095,407 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3.34 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.65%

As further consideration for GEM’s execution of the Commitment Agreements, on July 11, 2013 GEM and GEM affiliates received common stock purchase warrants to purchase an additional 1,500,000 shares of common stock of the Company (“Additional Warrants”). The Additional Warrants vest on July 11, 2014, expire after five years and have an exercise price equal to the 30 day average trading price of the Company’s common stock on July 11, 2014. If the shares underlying the Additional Warrant are not registered within 24 months of July 11, 2013, the expiration date will be extended for each additional day the shares underlying Additional Warrant remain unregistered after 24 months.

The fair value of the 1,500,000 Additional Warrants was determined to be $11,119,211 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 4.78 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.39%

During the three months ended September 30, 2013, the Company amortized $2,467,551 and as of September 30, 2013, $8,651,661 remains to be amortized through July 2014.

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
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

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

The fair value of the 250,000 warrants will be expensed over the vesting period. The fair value of the 50,000 warrants that vested on May 20, 2013 was determined to be $167,527 using the Black-Scholes model with the following assumptions:
•      Dividend yield of 0%
•      Expected volatility of 214%
•      Risk-free interest rate of 0.85%
•      Expected life of 4.67 years

The fair value of the remaining 200,000 warrants at September 30, 2013 was determined to be $1,488,258, of which $261,799 was recognized during the period ending September 30, 2013. The fair value was determined using the Black-Scholes model with the following assumptions:

•      Dividend yield of 0%
•      Expected volatility of 214%
•      Risk-free interest rate of 1.39%
•      Expected life of 4.30 years

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

The fair value of the 600,000 warrants, which will be expensed over the one year vesting period beginning July 1, 2013 is $1,935,908. The fair value was determined using the Black-Scholes model with the following assumptions:
•      Dividend yield of 0%
•      Expected volatility of 214%
•      Risk-free interest rate of 0.73%
•      Expected life of 3 years

For the three and nine months ended September 30, 2013, the Company recorded compensation expense related to stock options of $455,021 and $483,977, respectively.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Insurance

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

During the nine months ended September 30, 2013, the Company paid approximately $247,000 to TEHI.

BA Securities and Other Various Consulting Agreements

Pursuant to a consulting agreement effective as of August 1, 2013 (the “BAS Agreement”), between the Company, AGRA Capital, LLC (“AGRA”) and BA Securities, LLC (“BAS”), AGRA and BAS agreed to provide certain financial advisory services to the Company. In addition to agreeing to pay fees comprised of differing amounts of cash and warrants upon the closing of certain transactions in which AGRA and BAS have assisted, and instead of providing a cash retainer or pre-closing advance, the Company agreed to issue to BAS 500,000 shares of its restricted common stock on or before December 30, 2013 to compensate for the lack of any cash advisory retainer.

As further discussed in the Company’s December 31, 2012 financial statements filed with Form 10-K, the Company has entered into certain other consulting agreements with outside parties to locate and secure equity or debt financing for the Company.  In exchange for these services, the Company will pay fees comprised of differing amounts of cash, shares of stock, and warrants.

Satisfaction of Loans

On or before closing date of the Babcock Agreement, presently anticipated as December 20, 2013, subject to adjustment to January 9, 2014 pursuant to the terms and conditions of the Babcock Agreement, the Company shall issue an aggregate of 70,000 restricted shares of Company’s common stock to Babcock affiliates in connection with the final payments needed to satisfy the Babcock Loan and Babcock Lease. Furthermore, on or before November 27, 2013, the Company shall issue an aggregate of 28,855 restricted shares of Company’s common stock to RT in connection with the final payments needed to satisfy the RT Loan.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

On September 13, 2012, Eos entered into an employment agreement with Martin Cox to fill the position of Operations Manager. Pursuant to the agreement, Mr. Cox was entitled to receive $20,000 upon execution of the employment agreement and an annual salary of $120,000. However, a dispute arose regarding the amount of work Mr. Cox was performing for Eos. Eos’ position is that the employment agreement was cancelled and never went into effect. Mr. Cox disputes the cancellation of the employment agreement. On March 8, 2013, a claim was orally asserted on Mr. Cox’s behalf that Eos owes Mr. Cox $90,000 pursuant to the terms of the employment agreement. As of September 30, 2013, no lawsuits have been filed against us that relate to Mr. Cox’s employment agreement. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend itself against Mr. Cox’s claims.

NOTE 11– SUBSEQUENT EVENTS

Amended Buccaneer Participation Agreement

On August 21, 2013, the Company entered into an Amended and Restated Cook Inlet Participation Agreement (the “Original PA”) with Buccaneer Alaska, LLC (“Buccaneer”) and Buccaneer Alaska Operations, LLC (“Buccaneer Operations”) (collectively, the “Parties”), with respect to the farm-out of certain Alaskan-based oil & gas projects.

Pursuant to the Original PA, the Company has the right to earn a 50% working interest in the following oil & gas projects, which projects are either 100% owned by Buccaneer, or to which Buccaneer has the right to earn 100% of the working interest:
(i) the Southern Cross Unit;
(ii) the Northwest Cook Inlet Unit;
(iii) the West Eagle Unit; and
(iv) the North Cook Inlet Unit.

Under the Original PA, the Parties agreed to first commence operations in furtherance of drilling wells within the Southern Cross Unit. However, subsequent to August 21, 2013, the Parties determined that they would be unable to commence operations in furtherance of drilling wells within the Southern Cross Unit on the schedule set forth in the Original PA. Therefore, on October 17, 2013, the Parties amended and restated the terms of the Original PA in their entirety in a Second Amended and Restated Cook Inlet Participation Agreement (the “Amended PA”).

Under the Amended PA, the Parties have agreed to commence operations in furtherance of drilling wells within the West Eagle Unit by October 18, 2013, followed by operations within the North Cook Inlet Unit by December 31, 2014.  The commencement of operations in furtherance of drilling wells within the Southern Cross and Northwest Cook Inlet Units are not tied to certain dates but are instead tied to certain elections and rights which Buccaneer may choose to make or obtain in the future, as further set forth in the Amended PA.

Babcock Abrogation Agreement

On November 7, 2013, Company, Eos and Mr. Nikolas Konstant (the Company’s Chairman of the Board and Chief Financial Officer) entered into the Babcock Agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the Babcock Agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000 on the loan in three separate payments as follows: (i) on or before November 8, 2013, Eos agreed pay $100,000; (ii) on or before November 15, 2013, Eos agreed to pay $100,000; and (iii) on or before January 9, 2014, Eos agreed to pay the final payment of $130,000.  In addition, on or before January 9, 2014, Company agreed to issue an aggregate of 70,000 restricted shares of the Company’s common stock to certain affiliates of Babcock.   Babcock agreed that they will not take action to bring suit or litigate against Eos through December 20, 2013, subject to extension through January 9, 2014 pursuant to the terms and conditions of the Babcock Agreement, so long as the full amount of outstanding and unpaid principal and interest on the loan has been repaid in full and the Babcock Shares have been issued pursuant to the Babcock Agreement.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Month Periods Ended September 30, 2013 and 2012
(Unaudited)

Amendment to LowCal Industries Loan

On November 6, 2013,  the Company, Eos , LowCal and certain affiliates of LowCal entered into a second amendment to the Loan Agreements, originally dated as of February 8, 2013 and first amended on April 23, 2013 (as amended through November 6, 2013, collectively referred to herein as the “LowCal Agreements”).

Pursuant to the LowCal Agreements, the total amount of the LowCal Loan was increased from $2,500,000.00 to $5,000,000. The remaining $2,500,000 of the loan is to be funded in installments as further set forth in the LowCal Agreements from November 7, 2013 through January 9, 2014.

The principal and all interest on the LowCal Loan are due in one installment on or before December 31, 2014. At any time while the note is outstanding, LowCal may elect to convert the principal and all accrued but unpaid interest on the LowCal Loan into restricted shares of the Company’s common stock at a conversion price of $4.00 per share.  The Company may offer to prepay the LowCal Loan, and must offer to prepay the LowCal Loan with any funds it receives from specified sources, but LowCal may decline to accept any such prepayments towards the LowCal Loan if LowCal complies with certain conditions set forth in the LowCal Agreements. On or before January 9, 2014, the LowCal Loan will also be secured by a security interest in Eos’ collateral and other rights in certain of Eos and the Company’s existing agreements.

On the date that the LowCal Loan has been repaid in full, LowCal shall be entitled to receive from Eos an exit fee, payable in cash and stock, in the following amounts: (i) 50,000 restricted shares of Company’s common stock; and (ii) cash in an amount equal to 10% of the total principal amount of the note

When the LowCal Agreements were first entered into on February 8, 2013, LowCal agreed to purchase 500,000 shares of Series B preferred stock of the Company for $10,000, and when the LowCal Agreements were amended on April 23, 2013, LowCal agreed to purchase an additional 450,000 shares of Series B preferred stock of the Company for $10,000. When the LowCal Agreements were amended on November 6, 2013, LowCal agreed to purchase an aggregate of up to an additional 1,000,000 restricted shares of the Company’s common stock (the “LowCal Shares”) for par value on the closing date of the LowCal Agreements, which is anticipated to occur on or before January 9, 2014. The total amount of LowCal Shares which LowCal may actually purchase on the closing date of the LowCal Agreements is dependent on LowCal timely making all remaining payments on the purchase price for the note. If a payment is missed, the total amount of LowCal Shares will be proportionately reduced. LowCal executed a Lock-Up/Leak-Out Agreement, which restricts LowCal’s ability to sell these shares and any other shares of the Company it obtains. In addition, LowCal received piggy back registration rights for the shares it may receive pursuant to the note.

Agreement for Satisfaction of RT Loan

On November 18, 2013 RT and Eos acknowledged that, as of November 8, 2013, there was $232,235.40, inclusive of interest, outstanding on the RT Loan. RT further acknowledged that Eos paid $75,000 to RT on November 15, 2013, and Eos agreed to make a final payment of $75,000 to RT on or before January 9, 2014.The balance of the RT Loan is convertible into 28,855 shares of the Company’s restricted common stock, but only if: (i) the final $75,000 payment is made to RT on or before January 9, 2014; and (ii) such 28,855 shares are delivered to RT on or before November 27, 2013. Notwithstanding the foregoing, however, if the final $75,000 is not timely paid or the 28,855 shares are not validly or timely issued, the Company will still owe approximately $53,382 to RT on the RT Loan, plus interest accruing from and after November 8, 2013.

Extension of Maturity Dates for Sharma, and Rollins Loans

On November 18, 2013, pursuant to separate agreements the Company signed with Rollins and Sharma (collectively referred to as the “Lenders”), the Lenders agreed to extend the maturity dates of their respective loans to February 28, 2014 and May 31, 2014, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of September 30, 2013. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of September 30, 2013, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, pre-development activities for existing assets and our Merger with Eos.

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

Comparison of the three months ended September 30, 2013 to September 30, 2012.

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of September 30, 2013, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the three months ended September 30, 2013 and 2012 was $248,820 and $65,605, respectively.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended September 30, 2013 and 2012 was $173,968 and $70,593, respectively.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2013 and 2012 was $7,948,122 and $535,439, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $236,000, $6,994,000, and $585,000 in professional fees, consulting agreements and compensation, respectively for the three months ended September 30, 2013.  We recognized approximately $306,000, $122,000, and $9,000 in professional fees, consulting agreements and compensation, respectively for the three months ended September 30, 2012.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  The significant increase in consulting expense is related to the $6,563,000 expense related to the amended GEM warrants as discussed in Note 9 in the accompanying consolidated financial statements.

Interest expenses

Interest expense for the three months ended September 30, 2013 and 2012 was $890,900 and $58,151, respectively.  During the three months ended September 30, 2013, we recognized as interest expense $25,000 for debt extension, $750,000 from amortization of debt discounts, and $113,000 based on the terms of the notes. During the three months ended September 30, 2012, we recognized as interest expense $1,120 for finance costs, $23,000 from amortization of debt discounts, and $34,000 based on the terms of the notes.

Comparison of the nine months ended September 30, 2013 to September 30, 2012.

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of September 30, 2013, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the nine months ended September 30, 2013 and 2012 was $469,574 and $82,079, respectively.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the nine months ended September 30, 2013 and 2012 was $380,368 and $244,473, respectively.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2013 and 2012 was $9,461,625 and $924,956, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $706,000, $7,472,000, and $825,000 in professional fees, consulting agreements and compensation, respectively for the nine months ended September 30, 2013.  We recognized approximately $403,000, $369,000, and $35,000 in professional fees, consulting agreements and compensation, respectively for the nine months ended September 30, 2012.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.

Interest expenses

Interest expense for the nine months ended September 30, 2013 and 2012 was $2,817,853 and $457,227, respectively.  During the nine months ended September 30, 2013, we recognized as interest expense $50,000 for related to loan extensions and guarantees, $1,757,000 from amortization of debt discounts, and $271,000 based on the terms of the notes.  During the nine months ended September 30, 2012, we recognized as interest expense $57,000 for shares issued for debt extension, $118,000 for finance costs, $89,000 from amortization of debt discounts, and $193,000 based on the terms of the notes.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works property, we must raise a significant amount of working capital and capital to fund improvements to the Works property. As of September 30, 2013, we had cash in the amount of $48,025. At September 30, 2013, we had total liabilities of $4,694,873, net of discounts of $749,185. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $1,489,028 and $774,080 for the nine months ended September 30, 2013 and 2012, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Cash Used in Investing Activities

Net cash used by investing activities was $846,500 and $21,000 for the nine months ended September 30, 2013 and 2012, respectively, and was primarily due to the capital costs incurred at the Works property.

Cash Flows from Financing Activities

Net cash flow from financing activities was $2,336,042 and $795,080 for the nine months ended September 30, 2013 and 2012, respectively. This cash generated from financing activities for the nine months ended September 30, 2012 was primarily from issuing our convertible notes of $2,500,000 offset by repayment of short term notes payable of $225,000.

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

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s unaudited condensed financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s unaudited condensed financial position and results of operations.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business.  Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS alleging breach of the Employment Agreement.  Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. As of September 30, 2013, Eos had not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

On November 21, 2011, Eos entered into an Employment Agreement with Anthony Fidaleo to fill the position of Eos’ CFO. Pursuant to the agreement, Mr. Fidaleo was entitled to an annual salary of $240,000.00, 250,000 stock options vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Fidaleo was performing for Eos and the employment was terminated. As of September 30, 2013, no disputes have arisen and no lawsuits or other claims have been filed against us that relate to Mr. Fidaleo’s employment agreement.

On September 13, 2012, Eos entered into an employment agreement with Martin Cox to fill the position of Operations Manager. Pursuant to the agreement, Mr. Cox was entitled to receive $20,000 upon execution of the employment agreement and an annual salary of $120,000. However, a dispute arose regarding the amount of work Mr. Cox was performing for Eos. Eos’ position is that the employment agreement was cancelled and never went into effect. Mr. Cox disputes the cancellation of the employment agreement. On March 8, 2013, a claim was orally asserted on Mr. Cox’s behalf that Eos owes Mr. Cox $90,000 pursuant to the terms of the employment agreement. As of September 30, 2013, no lawsuits have been filed against us that relate to Mr. Cox’s employment agreement. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend itself against Mr. Cox’s claims.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Agreement with Hahn Engineering

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering Inc. (“Hahn”), an entity which previously has prepared reserve reports for the Company’s SEC reporting obligations. Eos retained Hahn to provide oil and gas consulting services.  Pursuant to the agreement, in exchange for the provision of oil and gas consulting services, Hahn received 1,000 restricted shares of common stock of the Company upon full execution of the agreement. In addition, so long as the agreement has not been terminated, commencing on the one month anniversary of June 23, 2013 and continuing on each monthly anniversary of June 23, 2013 thereafter, in Hahn will be issued 2,000 restricted shares of common stock of the Company per month, to be capped at 24,000 shares total.

On July 23, 2013, August 23, 2013, and September 23, 2013, and October 23, 2013, Hahn received 2,000 restricted shares of the Company’s common stock for each month, respectively, for an aggregate of 9,000 shares with the 1,000 Hahn received upon execution of the agreement.

The GEM Commitment and Warrants

As previously reported by the Company on the Current Report on Form 8-K filed on January 17, 2013, the Company and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), entered into a financing commitment on August 31, 2011, whereby GEM would provide and fund the Company with up to $400 million dollars, through a common stock subscription agreement (the “Commitment”), for the Company’s African acquisition activities.

As previously reported by Company on the Current Report on Form 8-K filed on July 23, 2013, as further consideration of GEM’s continued support of the Eos and GEM’s lack of termination of or withdrawal from the financing commitment agreements, on July 11, 2013 GEM and GEM affiliates received common stock purchase warrants to purchase an additional 1,500,000 shares of common stock of the Company (“Additional Warrants”). The Additional Warrants vest on July 11, 2014, expire after five years and have an exercise price equal to the 30 day average trading price of the Company’s common stock on July 11, 2014. If the shares underlying the Additional Warrant are not registered within 24 months of July 11, 2013, the expiration date will be extended for each additional day the shares underlying Additional Warrant remain unregistered after 24 months.

Pursuant to the Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting.

Services Agreement with Quantum Advisors

On July 1, 2012, Quantum Advisors, LLC ("Quantum"), of which John Mitola is the managing member, entered into a Services Agreement (the "Quantum Agreement") with Eos, in order to provide consulting services to Company, Eos and its subsidiaries. Pursuant to the Quantum Agreement, Quantum was granted an option to acquire 200,000 shares of the Company’s common stock (the "Option").

None of the shares in the Option have an exercise price or expiration date. Instead, 50,000 shares in the Option vest and automatically convert into shares of the Company’s common stock, so long as the Quantum Agreement is still in effect on certain dates set forth in the Quantum Agreement. If the Agreement is terminated, any part of the Option that has not yet vested by the date of termination will expire. Pursuant to the Quantum Agreement, Quantum received 50,000 shares of the Company’s common stock on July 1, 2013.  In the aggregate, as of September 30, 2013, Quantum has acquired 150,000 shares of common stock that have vested and automatically converted from the Option through September 30, 2013, leaving 50,000 which shall vest and automatically convert if the Quantum Agreement is still in effect on December 31, 2013.

BAS Consulting Agreement

Pursuant the BAS Agreement effective as of August 1, 2013 between the Company, AGRA and BAS, AGRA and BAS agreed to provide certain financial advisory services to the Company. In addition to agreeing to pay fees comprised of differing amounts of cash and warrants upon the closing of certain transactions in which AGRA and BAS have assisted, and instead of providing a cash retainer or pre-closing advance, the Company agreed to issue to BAS 500,000 shares of its restricted common stock on or before December 30, 2013.

LowCal Shares and LowCal Exit Stock

At the closing date of the LowCal Agreements, anticipated to occur on or before January 9, 2014, Company is authorized to issue an aggregate of up to 1,000,000 restricted shares of the Company’s common stock, subject to the Company’s receipt of the full amount of the LowCal Loan and the terms and conditions of the LowCal Agreements.

On the date that the loan under the LowCal Agreements has been repaid in full, anticipated to occur on or before December 31, 2014, LowCal shall be entitled to receive from Eos an exit fee, part of which is payable in cash in an amount equal to 10% of the total principal amount of the LowCal Loan and 50,000 restricted shares of Company’s common stock, subject to the terms and conditions of the LowCal Agreements.

Loan Satisfaction Shares

On or before closing date of the Babcock Agreement, presently anticipated as December 20, 2013, subject to adjustment to January 9, 2014 pursuant to the terms and conditions of the Babcock Agreement, the Company shall issue an aggregate of 70,000 restricted shares of Company’s common stock to Babcock affiliates in connection with the final payments needed to satisfy the Babcock Loan and Babcock Lease. Furthermore, on or before November 27, 2013, the Company shall issue an aggregate of 28,855 restricted shares of Company’s common stock to RT in connection with the final payments needed to satisfy the RT Loan.

The above shares were or will be issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

As of September 30, 2013, the Company has preferred stock dividends payable of $27,386 which are accrued dividends related to shares Series A preferred stock of Eos which were converted in the Merger.

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

EOS PETRO, INC. a Nevada corporation

Date: November 19, 2013	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer

Date: November 19, 2013	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer