Form 10-Q/A
period 2013-09-30
Eos Petro, Inc.
filed 2013-11-20
CIK 1419583

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

EOS PETRO, INC.
(Exact name of small business as specified in its charter)

Nevada	98-0550353
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1999 Avenue of the Stars, Suite 2520
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

Large accelerated filer	☐	Accelerated filer	☐ .
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☒

As of November 8, 2013, registrant had 45,969,171 outstanding shares of common stock.

EXPLANATORY NOTE
The purpose of this Amendment No. 1 to the Quarterly Report of EOS Petro, Inc. (the “Company”) on Form 10-Q for the quarterly period ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

This Amendment No. 1 to the Form 10-Q also revises the Company’s commission file number to 000-53246, as it was incorrectly listed in the Form 10-Q.  Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

EOS PETRO, INC. a Nevada corporation

Date: November 20, 2013	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer

Date: November 20, 2013	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer