Form 10-K
period 2013-12-31
Eos Petro, Inc.
filed 2014-03-31
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________

FORM 10-K
(Mark One)

☑   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013
OR

☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to________

Commission file number   000-53246

Eos Petro, Inc.
(formerly Cellteck, Inc.)
(Exact name of Registrant as specified in its charter)

Nevada	98-0550353
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Suite 2520, Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

(310) 552-1555
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock $.0001 Par Value	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

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
Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐   No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was $101,677,080.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2014, was 46,720,882.

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	52

Signatures	57
Financial Statements and Supplementary Data	F-1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This annual report on Form 10-K (this “Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements”  that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions.  All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as December 31, 2013. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Report and those reports, statements, information and announcements address activities, events or developments that Eos Petro, Inc. (“Company”), (together with its three subsidiaries, Eos Global Petro, Inc., a Delaware corporation (“Eos”), Plethora Buy Out and Gas Limited, a Ghanaian company (“PBOG”), Eos Petro Australia Pty Ltd., an Australian corporation (“Eos Australia”) and Eos’ own two subsidiaries, EOS Atlantic Oil & Gas Ltd., a Ghanaian limited liability company (“EAOG”), and Plethora Energy, Inc., a Delaware corporation (“Plethora Energy”), herein after referred to as “we,” “us,” “our,” or “our Company” unless the context otherwise requires) expects or anticipates, will or may occur in the future.

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

PART I

Item 1.                                Business

Overview

We are in the business of acquiring, exploring and developing oil and gas-related assets. We formerly marketed the Safe Cell Tab product line, which consisted of products designed to protect users against the potentially harmful and damaging effects of electromagnetic radiation emitted from electrical devices.  That segment our business was discontinued in 2013.  We have written off all Safe Cell Tab assets after settling all Safe Cell Tab related liabilities.

Historical Development

On October 12, 2012, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”), entered into by and between the Company, Eos, and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), Merger Sub merged into Eos, with Eos being the surviving entity (the “Merger”). As a result of the Merger, Eos became a wholly-owned subsidiary of the Company. Upon the closing of the Merger, each issued and outstanding share of common stock of Eos was automatically converted into the right to receive one share of our Series B preferred stock, effectively resulting in the former stockholders of Eos owning approximately 93% of the then outstanding shares of our common stock (including shares of Series B preferred stock convertible into shares of our common stock) and the holders of our previously outstanding debt and outstanding shares of our common stock owned the balance.

After the Merger, Plethora Enterprises, LLC (“Plethora Enterprises”), a company of which our CFO and Chairman of the Board, Nikolas Konstant, acquired control of the Company: Plethora Enterprises’ 32,500,100 shares of our Series B preferred stock represented approximately 73% of our outstanding voting securities as of December 31, 2012.

Effective as of May 20, 2013, the Company changed its name to its present name (it was formerly Cellteck, Inc.) by filing an amendment to its articles of incorporation (the “Amendment”) with the Nevada secretary of state after the name change was approved at a special meeting of the stockholders of the Company held on May 6, 2013.

The Amendment also effectuated a reverse stock split of the outstanding shares of common stock of the Company held by stockholders with 2,000 or more aggregate shares of common stock at an exchange ratio of 1-for-800, accompanied by a cash distribution of $0.025 per share to all of the Company’s common stockholders with less than 2,000 shares of common stock in the aggregate, in exchange for and in cancellation of their shares of common stock (the “Stock Split”). This Stock Split triggered the automatic conversion of all 45,275,044 issued and outstanding shares of Series B Convertible Preferred Stock of the Company into 45,275,044 shares of common stock of the Company.  The name change and Stock Split became effective in the marketplace on May 21, 2013.

 Hereinafter, all references throughout this Report to securities of the Company will be referenced as post-split common shares, unless the context specifically otherwise requires, so that references to shares or common stock will be to post-split common shares instead of shares of Series B Convertible Preferred Stock.

Our Company was organized in British Columbia during 1996. Eos was incorporated in Delaware on May 2, 2011. On June 6, 2011 Eos acquired a 100% working interest and 80% net revenue interest in five land leases in Edwards County, Illinois (the “Works Property”) which have historically produced oil since 1940.

The Company has two wholly-owned subsidiaries, Eos and Eos Australia. The Company also owns 90% of PBOG. The other 10% of PBOG is owned by one of our Ghanaian-based third party consultants. Eos itself also has two subsidiaries: Plethora Energy, Inc., a wholly-owned subsidiary of Eos, and EAOG, is also 10% owned by the same Ghanaian-based third party consultant.

Our Strategy

Our focus is on our oil and gas-related business. For our oil and gas-related business, our aim is to explore, develop and produce oil, gas and other energy resources. Our strategy involves exploiting our existing asset base and acquiring new hydrocarbon reserves, resources and exploration acreage, where opportunities exist to enhance value, while assembling professional teams to use the latest technologies to explore for oil and gas. Commercial discoveries will be appraised and then, where deemed economic, and assuming the availability of the necessary financing, progressed through to the production stage. We anticipate that the cash flow generated from production will be reinvested in exploration and further development of oil and gas properties. In order to execute this strategy, after acquiring our first oil producing domestic property, the Works Property, we have applied to obtain rights to an oil concession in Africa. We are also evaluating other domestic and foreign properties for potential acquisitions.

We have various agreements with consultants to help us obtain rights in Africa. Eos’ wholly-owned subsidiary, Plethora Energy, is presently focusing on obtaining rights to one oil concession located off the coast of Ghana. Laws in Ghana require that any application for a Ghanaian oil concession come from a Ghanaian company, so we also formed EAOG to pursue other concessions in Ghana. We have also formed PBOG. No assurance can be given that any concession application will be approved. If a concession is approved, pursuant to a letter agreement dated September 5, 2011, DCOR, a company engaged in the development, exploration and production of oil and natural gas, could elect to receive a 10% ownership interest in the concession and will serve as operator. If DCOR elects not to acquire the 10% interest, then the agreement shall terminate and be of no further force and effect.

Oil and Gas Interests at the Works Property

Works Property

On June 6, 2011 Eos acquired a 100% working interest and 80% net revenue interest in five land leases in Edwards County, Illinois (the “Works Property”) which have historically produced oil since 1940. The Works Property is comprised of five oil and gas leases in an approximately 510 acre tract of land bordered located in the Albion in Edwards County, Illinois.

Disclosure of Reserves

The following table provides evaluation information on all 700 acres of the Works Property as of December 31, 2013 from the February 3, 2014 reserve evaluation from Hahn Engineering, Inc. (“Hahn Engineering”):

	Proved Developed (a)		Proved (b)	Total Proved (c), (d)
	Producing	Non-Producing	Undeveloped Undrilled	Proved
Gross Reserves
Oil-Barrels (e)	23,784	28,032	226,200	278,016
Net Reserves
Oil-Barrels (e)	19,027	22,426	180,960	222,413

(a) In general, the proved developed producing reserves were estimated by the performance method. The reserves estimated by the performance method utilized extrapolations of various historical oil sales data in those cases where such data were definitive. The proved developed non-producing reserves were based on data taken prior to 2008, when the Works Property wells were shut-in.

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

Controls Over Reserve Estimates

The preparation of the reserve evaluations were internally overseen and reviewed by Mr. Hogg, one of the Company’s directors. Mr. Hogg has over three decades of oil exploration and operations expertise, both in government negotiations and direct domestic negotiations, as well as in both onshore and offshore hydrocarbon projects. Mr. Hogg holds a B.Sc. in Geology from McMaster University and is registered as a Professional Geologist in Canada and a Qualified Reserves Evaluator, under Canadian National Instrument Standards, responsible for reserves reporting to exchanges in Canada. Mr. Hogg’s qualifications are more fully discussed below under the section entitled “Directors, Executive Officers and Corporate Governance.”

Externally, our controls over the reserve evaluation disclosed in this Report included retaining Hahn Engineering as an independent petroleum engineering firm to generate the reserve evaluation.  Within Hahn Engineering, the technical person primarily responsible for preparing the estimates set forth in the reserve report incorporated herein was Mr. Joseph Hahn.  Mr. Hahn performs consulting petroleum engineering services under the State of Missouri Registered Professional Engineer No. E20517. Mr. Hahn has been working as an oil and gas engineer since the 1970s. Mr. Hahn has substantial experience in the Illinois Basin.

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

All of the information regarding the Works Property reserves in this report is derived from Hahn Engineering’s February 3, 2014 reserve report, which is filed as Exhibit 99.1 to this Report.

Oil and Gas Production, Production Prices and Production Costs

For the fiscal year ended December 31, 2012, the Works Property produced approximately 899 net barrels of oil, for which the average sales price per barrel produced was $83. For the fiscal year ended December 31, 2013, the Works Property produced approximately 6,472 net barrels of oil, for which the average sales price per barrel produced was $92.

For the fiscal year ended December 31, 2012, we estimate an average production cost per unit of oil of $66, our operating expenses for the fiscal year ended December 31, 2012 were $180,312 and our production costs were $59,747.

For the fiscal year ended December 31, 2013, we estimate an average production cost per unit of oil of $62, our operating expenses for the fiscal year ended December 31, 2013 were $354,046 and our production costs were $401,642.

Oil and Gas Properties, Wells, Operations and Acreage

As of December 31, 2012, the Works Property had 4 productive oil wells, and as of December 31, 2013, the Works Property had 9 productive oil wells over its approximately 700 acres. Of those 700 acres, there were 698 net and gross developed acres and 2 net and gross undeveloped acres as of December 31, 2013 and 2012.

Our oil and gas properties are subject to royalties and other customary outstanding interests. Our properties are also subject to an operating agreement, current taxes and insurance payments.  Our properties have also been subject to certain liens, mortgages and other security interests. We do not believe that any of these burdens will materially interfere with the use of our properties.

Present Activities; Drilling and Other Exploratory and Development Activities

During 2013, we drilled five new wells and anticipate drilling three additional wells during 2014.

Our oil and gas properties are subject to royalties and other customary outstanding interests. Our properties are also subject to an operating agreement, current taxes and insurance payments.  Our properties have also been subject to certain liens, mortgages and other security interests. We do not believe that any of these burdens will materially interfere with the use of our properties,

We sell our crude oil and condensate obtained from the Works Property to Countrymark Refining and Logistics, LLC (“Countrymark”) pursuant to an agreement between our operator, TEHI, and Countrymark. The agreement remains in effect until it is revoked in writing by TEHI or upon Countrymark giving TEHI 30 days’ notice. We sell to Countrymark at prevailing daily market prices, which normally incorporate regional differentials that include but are not limited to transportation costs and adjustments for product quality. Pursuant to our agreement with TEHI, TEHI is paid for its operating expenses and certain supervision fees directly from the proceeds of our sale of crude oil to Countrymark before Countrymark remits the sales of the crude oil to us.

Additional information regarding our profits and total assets can be found in the financial statements under Item 8 of this Report.

Safe Cell Tab Segment

Following the Merger, the Company’s principal focus shifted to the oil and gas business. Since the Company’s pre-merger assets and safe cell tab revenue were less than 1% of the Company’s total 2012 and 2013 revenue and assets, the Company’s management has determined that the Company’s safe cell tab operations are immaterial, and this Report will not disclose separate information for the safe cell tab segment.   Further, that segment of our business was discontinued in 2013.  We have written off all Safe Cell Tab assets after settling all Safe Cell Tab related liabilities.

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

Risks Attendant to Foreign Operations

As discussed elsewhere herein, in 2014, we anticipate that a portion of our operations will be attributable to operations in foreign countries. International operations are subject to foreign economic and political uncertainties and risks as disclosed more freely in the Report. Unexpected and adverse changes in the foreign countries in which we may operate in could result in economic disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control.

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

International Climate Change Efforts

Oil and gas operations are subject to various federal, state, local and foreign laws and government regulations that may change from time to time. Matters subject to regulation include discharge permits for drilling operations, well testing, plug and abandonment requirements and bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Other federal, state, local and foreign laws and regulations relating primarily to the protection of human health and the environment apply to the development, production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations, including drilling fluids and wastewater. In addition, we may incur costs arising out of property damage, including environmental damage caused by previous owners or operators of property we purchase or lease or relating to third party sites, or injuries to employees and other persons. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted. Compliance with existing, new or modified laws and regulations could result in substantial costs, delay our operations or otherwise have a material adverse effect on our business, financial position and results of operations.

Moreover, changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time. Increased scrutiny of our industry may also occur as a result of EPA’s 2011-2016 National Enforcement Initiative, “Assuring Energy Extraction Activities Comply with Environmental Laws,” through which EPA will address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health or the environment. Stricter laws, regulations or enforcement policies could significantly increase our compliance costs and negatively impact our production and operations, which could have a material adverse effect on our results of operations and cash flows.

There is increasing attention in the United States and worldwide being paid to the issue of climate change and the contributing effect of GHG emissions. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing oil and gas exploration in the areas in which we operate could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs.

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production. The U.S. Congress has considered legislation to subject hydraulic fracturing operations to federal regulation and to require the disclosure of chemicals used by us and others in the oil and gas industry in the hydraulic fracturing process. The EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel under the federal Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where EPA is the permitting authority. A number of federal agencies are also analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA is conducting a comprehensive research study to investigate the potential adverse environmental impacts of hydraulic fracturing, including on water quality and public health. The EPA released a progress report outlining work currently underway on December 21, 2012 and is expected to release results of the study in 2014. These ongoing or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other regulatory mechanisms. President Obama has created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources.

Several states have proposed or adopted legislative or regulatory restrictions on hydraulic fracturing through additional permit requirements, public disclosure of fracturing fluid contents, water sampling requirements, and operational restrictions. Further, some cities and municipalities have adopted or are considering adopting bans on drilling.  At the international level, the U.K. and EU Parliaments have each in the past discussed Implementing a drilling moratorium.

From time to time legislation is introduced in the U.S. Congress that, if enacted into law, would make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production companies. These or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial position and results of operations.

Employees

As of December 31, 2013, the Company had three executive officers who are employees of the Company. One of these executive officers is full-time and the other two are part-time.  We also work with a variety of consultants.

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

Our principle executive office is located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, CA 90067. Our website, which is still under construction and is not current, is http://www.eos-petro.com, our phone number is (310) 552-1555 and our email address is:  nkonstant@eos-petro.com.

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

The Works Property has nine currently producing wells, constituting our total production for the year ended December 31, 2013. In addition, at December 31, 2013, our total net proved reserves were attributable to the fields on the Works Property. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected. In addition, any expansion of operations and corresponding revenue from the Works Property will require a significant and capital expense that the Company currently does not have.

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

If we fail to make certain required payments and perform other contractual obligations to our secured lenders, the debt obligations to such lenders may be in default and accelerate, which would have a material adverse effect on us and our continued operations.

We have entered into certain loan agreements with our secured lenders with respect to outstanding obligations owing to these lenders.  As of March 20, 2014, there was due and owing to these lenders the principal sum of $4,858,380.  We can give no assurance that we will be able to fulfill the obligations created under such loan agreements on a timely basis or at all. If we do not comply with any or all of the conditions of the loan agreements, our secured lenders may declare us in default of such agreements.  If any of our lenders declares their respective loan agreement in default, we may be forced to discontinue operations, and stockholders may lose their entire investment.

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

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the required capital by other means. If we do not succeed in raising additional capital, our resources may be insufficient to fund our planned operations in 2014 or thereafter.

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

Our business revenues in 2013 did not exceed our operating costs, and we may never become profitable. A significant amount of capital will be necessary to advance the development of our business to the point at which it will become commercially viable. If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.

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

Our financial condition raises substantial doubt that we will be able to continue as a “going concern,” and our independent auditors included a statement regarding this uncertainty in their report on our financial statements as of December 31, 2013. If we cannot continue as a “going concern,” you may lose your entire investment in us.

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

We may not be able to develop oil and gas reserves on an economically viable basis and our reserves and production may decline as a result.

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

We intend to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with debt. During 2013, we participated, and in 2014 we expect to continue to participate, in the further exploration and development projects at the Works Property leases in Illinois.  However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds we may have a limited ability, particularly in the current economic environment, to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements. It is possible that we may raise capital for these purposes in the form of the sale of common stock or in convertible debt securities which could lead to significant dilution of our existing shareholders.

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

Our Works Property operator maintains insurance against some, but not all, potential risks; however, there can be no assurance that such insurance will be adequate to cover any losses or exposure for liability. The occurrence of a significant unfavorable event not fully covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, should we need to purchase additional insurance ourselves; we cannot predict whether insurance will continue to be available at a reasonable cost or at all.

Our reserve information represents estimates that may turn out to be incorrect if the assumptions upon which these estimates are based are inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present values of our reserves.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including unescalated prices and costs and capital expenditures subsequent to December 31, 2013, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves incorporated by reference in this document. In addition, our reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data.

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

Our proposed international operations expose us to legal, political and economic risks in different countries as well as currency exchange rate fluctuations that could harm our business and financial results. We could be adversely affected by our failure to comply with laws applicable to our foreign activities, such as the U.S. Foreign Corrupt Practices Act.

There are risks inherent in doing business internationally, including:

•	Imposition of governmental controls and changes in laws, regulations, policies, practices, tariffs and taxes;

•	Political and economic instability;

•	Changes in United States and other national government trade policies affecting the market for our services;

•	Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act (FCPA) and similar non-United States laws and regulations;

•	Currency exchange rate fluctuations, devaluations and other conversion restrictions;

•	Restrictions on repatriating foreign profits back to the United States; and

•	Difficulties in staffing and managing international operations.

The FCPA and similar anti-bribery laws in other jurisdictions prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. We pursue opportunities in certain parts of the world that experience government corruption, and in certain circumstances, compliance with anti-bribery laws may conflict with local customs and practices. Our internal policies mandate compliance with all applicable anti-bribery laws. We require our partners, subcontractors, agents and others who work for us or on our behalf to comply with the FCPA and other anti-bribery laws. There is no assurance that our policies or procedures will protect us against liability under the FCPA or other laws for actions taken by our agents, employees and intermediaries. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from severe criminal or civil penalties or other sanctions, which could have a material adverse effect on our reputation, business, results of operations or cash flows. In addition, detecting, investigating and resolving actual or alleged FCPA violations is expensive and could consume significant time and attention of our senior management.

In spite of the lack of revenue as of the date of this Report, any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We require subcontractors and suppliers to assist us in providing certain services, and we may be unable to retain the necessary consultants, subcontractors or obtain supplies to complete certain projects adversely affecting our business.

We use and intend to continue to use consultants and subcontractors to perform portions of our oil production and to manage workflow.  We are currently dependent on TEHI for the Works Property production.  However, general market conditions may limit the availability of subcontractors to perform portions of our requirements causing delays and increases in our costs, which could have an adverse effect on our financial condition, results of operations and cash flows.

We also use and will continue to use suppliers to provide the materials and some equipment used for oil and gas projects. If a supplier fails to provide supplies and equipment at a price we estimated or fails to provide supplies and equipment that is not of acceptable quantity, we may be required to source the supplies or equipment at a higher price or may be required to delay performance of the project. The additional cost or project delays could negatively impact project profitability.

Failure of a consultant, subcontractor or supplier to comply with laws, rules or regulations could negatively affect our business.

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

These laws and governmental regulations, which cover matters including drilling operations, taxation and environmental protection, may be changed from time to time in response to economic or political conditions and could, have a significant impact on our operating costs, as well as the oil and gas industry in general. While we believe that we are currently in compliance with environmental laws and regulations applicable to our operations, no assurances can be given that we will be able to continue to comply with such environmental laws and regulations without incurring substantial costs.

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

We may reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. Hedging also prevents us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement. Conversely, hedging may limit our ability to realize cash flows from commodity price increases. In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the maximum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Reform Act, which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation required the Commodities Futures Trading Commission, or the CFTC, and the SEC to promulgate rules and regulations implementing the new legislation, which they have done since late 2010. The CFTC has introduced dozens of proposed rules coming out of the Dodd-Frank Reform Act, and has promulgated numerous final rules based on those proposals. The effect of the proposed rules and any additional regulations on our business is not yet entirely clear, but it is increasingly clear that the costs of derivatives-based hedging for commodities will likely increase for all market participants. Of particular concern, the Dodd-Frank Reform Act does not explicitly exempt end users from the requirements to post margin in connection with hedging activities. While several senators have indicated that it was not the intent of the Act to require margin from end users, the exemption is not in the Act.  While rules proposed by the CFTC and federal banking regulators appear to allow for non-cash collateral and certain exemptions from margin for end users, the rules are not final and uncertainty remains.

The full range of new Dodd-Frank requirements to be enacted, to the extent applicable to us or our derivatives counterparties, may result in increased costs and cash collateral requirements for the types of derivative instruments we use to mitigate and otherwise manage our financial and commercial risks related to fluctuations in oil and natural gas prices. In addition, final rules were promulgated by the CFTC imposing federally-mandated position limits covering a wide range of derivatives positions, including non-exchange traded bilateral swaps related to commodities including oil and natural gas. These position limit rules were vacated by a Federal court in September 2012, and the CFTC has appealed that decision and could re-promulgate the rules in a manner that addresses the defects identified by the court. If these position limits rules go into effect in the future, they are likely to increase regulatory monitoring and compliance costs for all market participants, even where a given trading entity is not in danger of breaching position limits.

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

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs.

Our financial results are based upon estimates and assumptions that may differ from actual results and such differences between the estimates and actual results may have an adverse effect on our financial condition, results of operations and cash flows.

In preparing our consolidated annual and quarterly financial statements in conformity with generally accepted accounting principles, many estimates and assumptions are used by management in determining the reported revenues and expenses recognized during the periods presented, and disclosures of contingent assets and liabilities known to exist as of the date of the financial statements. These estimates and assumptions must be made because certain information that is used in the preparation of our financial statements cannot be calculated with a high degree of precision from data available, is dependent on future events, or is not capable of being readily calculated based on generally accepted methodologies. Often times, these estimates are particularly difficult to determine, and we must exercise significant judgment. Estimates may be used in our assessments of the allowance for doubtful accounts, useful lives of property and equipment, fair value assumptions in analyzing goodwill and long-lived asset impairments, self-insured claims liabilities, revenue recognition under percentage-of-completion accounting and provisions for income taxes. Actual results for estimates could differ materially from the estimates and assumptions that we use, which could have an adverse effect on our financial condition, results of operations and cash flows.

Risks Relating to Controls and Procedures

If we are unable to develop and maintain an effective system of internal controls, stockholders and prospective investors may lose confidence in the reliability of our financial reporting.

The Company has identified material weaknesses in our internal controls. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud due to inability to prevent or detect misappropriation of our assets. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm the trading price of our stock.

The Company has identified the following factors of the material weaknesses, as further discussed below in this Report:
•	We lack the proper accounting policies and procedures that resulted in significant unrecorded transactions, lack of supporting documentation, approval processes and record retention processes;
•	We lack the accounting staff to oversee the financial statement closing process in a timely and efficient manner;
•	We lack formal budget and approval policies by our Board of Directors.
•	We lack an independent audit committee and chairman; and
•	We lack the proper segregation of duties, as one person can initiate, authorize and execute transactions.
The Company intends to remedy these material weaknesses by hiring additional employees, officers and perhaps directors and reallocating duties, including responsibilities for financial reporting, among our officers, directors and employees as soon as there are sufficient resources available. Our board intends to take greater responsibility and oversight of our day-to-day operations. However, until such time, these material weaknesses will continue to exist.

Risks Relating to Our Common Stock

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common stock and other securities convertible into common stock without stockholder approval.  If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders.

If we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder.  In addition, such stock issuances might result in a reduction of the per share book value of our common stock and result in what is more commonly known as dilution.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to non-Nasdaq listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquires of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers will in to act as market makers in such securities is limited.

Shares of the Company’s common stock may continue to be subject to price volatility and illiquidity because the shares are thinly traded and may never become eligible for trading on a national securities exchange. While the Company may at some point be able to meet the requirements necessary for its common stock to be listed on a national securities exchange, the Company cannot assure investors or potential investors that it will ever achieve a listing of its common stock. Initial listing is subject to a variety of requirements, including minimum asset values, minimum revenue, minimum trading price and minimum public ‘‘float” requirements. There are also continuing eligibility requirements for companies listed on public trading markets. If the Company is unable to satisfy the initial or continuing eligibility requirements of any such market, then its stock may not be listed or could be delisted. This could result in a lower trading price for the Company’s common stock and may limit investors ability to sell their shares, any of which could result in losing some or all of their investment.

Our Chairman of the Board has control over key decision making as a result of his control of a majority of our voting stock.

Nikolas Konstant, our Chairman and CFO, exercises voting rights with respect to an aggregate of 32,500,100 shares of our common stock, which represents approximately 69.56% of the voting power of our outstanding capital stock as of March 26, 2014. As a result, Mr. Konstant has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the shares of common stock and might harm the market price of our common stock.  In addition, Mr. Konstant has the ability to control the management and major strategic investments of our company as a result of his positions and his ability to control the election or replacement of our directors.  In the event of his death, the shares of our capital stock that Mr. Konstant owns will be transferred to the persons or entities that he designates.  As a board member and officer, Mr. Konstant owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders.  As a stockholder, even a controlling stockholder, Mr. Konstant is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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

If we are, or were, a U.S. real property holding corporation, non-U.S. holders of our common stock or other security convertible into our common stock could be subject to U.S. federal income tax on the gain from the sale, exchange, or other disposition of such security.

If we are or ever have been a U.S. real property holding corporation (a “USRPHC”) under the Foreign Investment Real Property Tax Act of 1980, as amended (“FIRPTA”) and applicable United States Treasury regulations (collectively, the “FIRPTA Rules”), unless an exception described below applies, certain non-U.S. investors in our common stock (or options or warrants for our common stock would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our common stock (or such options or warrants), and such non-U.S. investor would be required to file a United States federal income tax return.  In addition, the purchaser of such common stock, option or warrant would be required to withhold from the purchase price an amount equal to 10% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets.  If we are or were a USRPHC, so long as our common stock is “regularly traded on an established securities market” (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our common stock is not subject to U.S. federal income tax on the gain from the sale, exchange, or other disposition of our common stock under FIRPTA.  In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our common stock.  Any of our common stockholders (or owners of options or warrants for our common stock) that are non-U.S. persons and own or anticipate owning more than 5% of our common stock (or, in the case of options or warrants, of a value greater than the fair market value of 5% of our common stock) should consult their tax advisors to determine the consequences of investing in our common stock (or options or warrants).  We have not conducted a formal analysis of whether we are or have ever been a USRPHC.

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

Item 1B.                             Unresolved Staff Comments

None.

Item 2.                                Properties.

Principal Offices

On December 27, 2012, Eos entered into an office lease for 3,127 square feet of space located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California with an unaffiliated third party. This space is used as our principal office. The lease terminates on April 30, 2017. The monthly rental for 2014 is $15,635.

The Works

On June 6, 2011 Eos acquired a 100% working interest and 80% net revenue interest in the Works Property, which consists of five land leases in Edwards County, Illinois which have historically produced oil since 1940.

Item 3.                                Legal Proceedings.

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. A dispute arose with Mr. Finch resulting in him being terminated. On August 9, 2012, Mr. Finch made a Demand for Arbitration before JAMS alleging breach of the Employment Agreement. As of March 15, 2014 the arbitration was suspended by JAMS for lack of prosecution by Mr. Finch. Eos had not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims if they should ever be reasserted.

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

 We had an outstanding March 13, 2014 shares of common stock and 24 stock holders of record.  These holders of record include depositories that hold shares of stock for brokerage firms, which in turn hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2013 and 2012.

	Closing Sale Price
	High	Low

Year Ended December 31, 2013
Fourth Quarter	8.55	7.50
Third Quarter	8.50	1.22
Second Quarter	16.00	6.40
First Quarter	12.00	1.20

Year Ended December 31, 2012
Fourth Quarter	$0.014	$0.002
Third Quarter	$0.019	$0.0012
Second Quarter	0.0044	0.0021
First Quarter	0.0042	.0.0042
Dividends

On December 27, 2013, our Board of Directors authorized the issuance of 6,856 shares of our restricted common stock to four former holders of Eos’ Series A Convertible Preferred Stock. This issuance was payment for $27,386 of previously accrued but unpaid dividends that were owed to these four holders at $4.00 per share.

Except as set forth immediately above, we have not declared any dividends and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•	we would not be able to pay our debts as they become due in the usual course of business; or

•
our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Equity Compensation Plan Information

We do not have any equity compensation plans which have been approved by the shareholders.

Recent Sales of Unregistered Securities

As of December 27, 2013, Eos had accrued preferred stock dividends of $27,386 on its issued and outstanding shares of Series A preferred stock. On December 27, 2013, the Company issued 6,856 shares of common stock to pay off and fully satisfy this accrued dividend.

On July 1, 2012, Quantum Advisors, LLC ("Quantum"), of which John Mitola is the managing member, entered into an agreement with Eos, in order to provide consulting services. Pursuant to the agreement, so long as it has not been terminated, Quantum is to receive 50,000 restricted shares of common stock every six months as compensation, to be capped at 200,000 shares total. On December 31, 2013, the agreement with Quantum was still in effect, so the company issued 50,000 shares of its restricted common stock for services provided since July 1, 2013.

On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC (“Babcock”) in order to secure a $300,000 loan and a $7,500 a month Texas office lease. On November 7, 2013, Eos and Babcock agreed that the following payments to Babcock and certain Babcock affiliates, which were made by the Company, would pay off and fully satisfy all of Eos’ remaining obligations under the loan and lease:
•	On November 8, 2013, a cash payment of $100,000;
•	On November 15, 2013, a cash payment of $100,000;
•	On January 9, 2014, a cash payment of $130,000; and
•	On January 13, 2014, an issuance of 70,000 restricted shares of the Company’s common stock, recorded for accounting purposes during the 2013 fiscal year.

On October 24, 2011, Eos received $200,000 from RT Holdings, LLC (“RT”) in exchange for an unsecured promissory note 6% interest per annum, originally due November 7, 2011. On November 18, 2013, RT and Eos acknowledged that, as of November 8, there was $232,235, inclusive of interest, outstanding on the note. The parties agreed that such amount would be paid off and fully satisfied by the following issuances and payments, which the Company did make:
•	On November 18, 2013, a cash payment of $75,000;
•	On November 19, 2013, an issuance of 28,855 shares of the Company’s restricted common stock; and
•	On February 7, 2014, a cash payment of $75,000 and an issuance of 66,000 shares of the Company’s restricted common stock.

Pursuant to a consulting agreement effective as of August 1, 2013 (the “BAS Agreement”), between the Company, AGRA Capital, LLC (“AGRA”) and BA Securities, LLC (“BAS”), AGRA and BAS agreed to provide financial advisory services to the Company. In exchange for services provided under the BAS Agreement, on February 10, 2014 the Company issued to AGRA and BAS an aggregate of 500,000 shares of its restricted common stock, recorded for accounting purposes during the 2013 fiscal year.

Pursuant to a consulting agreement dated August 26, 2013, as subsequently amended on December 13, 2013, between the Company and DVIBRI, LLC (“DVIBRI”), DVIBRI was engaged to provide financial advisory services to the Company. In exchange for services provided under the agreement, on February 21, 2014, the Company issued to DVIBRI 20,000 shares of its restricted common stock.

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering Inc. (“Hahn”). Eos retained Hahn to provide oil and gas consulting services. Pursuant to the agreement, so long as it has not been terminated, commencing July 23, 2013 Hahn is to receive 2,000 restricted shares of common stock each month as compensation, to be capped at 24,000 shares total. As of March 13, 2014, the agreement with Hahn was still in effect, and the Company has issued 16,000 of the monthly shares to Hahn.

We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), with respect to each of the issuances of unregistered securities set forth above.

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of the Company’s common stock during the  period commencing July 8, 2013 and ending December 31, 2013..  The return is compared to the cumulative total return during the same period achieved on the NASDAQ Composite Index and a peer group index selected by our management that includes three public companies within our industry (the “Peer Group”).  The Peer Group is composed of Magnum Hunter Resources Corp., Cobalt International Energy, Inc., and Athlon Energy, Inc.  The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours.  When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in the Company’s common stock and in each stock as of July 8, 2013.  All dividends were reinvested in additional shares of common stock, although the comparable companies did not pay dividends during the periods shown.  The Peer Group investment is calculated based on a weighted average of the company share prices.  The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.

The stock performance shown on the graph is not intended to be indicative of future stock performance.

Item 6.                                Selected Financial Data.

The following consolidated selected financial data is derived from the Company’s audited financial statements for the periods indicated below.  The following consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report.

Statement of Operations data
	Year Ended December 31, 2013	Year Ended December 31, 2012	Period May 2, 2011 (Inception) to December 31, 2011

Revenue	$596,405	$74,530	$30,968
Lease operating expense	(401,642)	(172,252)	(75,411)
General and administrative expenses	(15,549,982)	(1,254,277)	(1,526,007)
Other expenses	(11,761,424)	(571,529)	(56,898)
Net loss	$(27,116,643)	$(1,923,528)	$(1,627,348)

Basis and diluted loss per share	$(0.59)	$(0.05)	$(0.05)

Balance Sheet data
	As of December 31
	2013		2012	2011
Cash and cash equivalents	$21,951		$47,511	$-
Oil and gas properties, net	$1,187,555		$182,985	$151,856
Total Assets	$1,354,373		$359,728	$162,056

Accounts payable	$148,888		$210,568	$368,113
Accrued expenses	$1,169,664		$615,081	$95,822
Convertible notes, net	$2,862,882		$245,312	$-
Notes payable	$1,108,380		$1,450,000	$241,600
Total liabilities	$5,454,404	v	2,743,752	$745,133

Total stockholders’ deficit	$(4,176,488)		$(2,384,024)	$(583,077)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of December 31, 2013. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of December 31, 2013, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the year ended December 31, 2013 and 2012 was $596,405 and $74,530, respectively.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the year ended December 31, 2013 and 2012 was $401,642 and $172,252, respectively.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2013 and 2012 was $15,549,982 and $1,254,277, respectively.  Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $978,000, $12,391.842, and $1,359,999 in professional fees, consulting agreements and compensation, respectively for the year ended December 31, 2013.  We recognized approximately $392,000, $80,000, and $189,000 in professional fees, consulting agreements and compensation, respectively for the year ended December 31, 2012.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  The significant increase in consulting expense is related to the $9,767,000 expense related to the amended GEM warrants as discussed in Note 9 in the accompanying consolidated financial statements and $1,250,000 related to the 500,000 shares of common stock issued to AGRA pursuant to their consulting agreement, and $400,000 related to the 50,000 shares of common stock issued to Quantum per their consulting agreement.

Other expenses

Other expenses were $11,761,424 consisting of interest and finance costs of $8,372,720 and loss on debt extinguishment of $3,388,704, respectively for the year ended December 31, 2013.  During the year ended December 31, 2012, other expenses consisted primarily of interest and finance costs of approximately $514,000.  The increase in interest and finance costs is primarily due to the fair value of the beneficial conversion features and shares issued in connection with financing incurred during the year ended December 31, 2013.  The loss on debt extinguishment is due to the amendments to the notes payable and convertible notes that were amended during the year ended December 31, 2013.

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

Other expenses

Other expenses was $571,529 for the year ended December 31, 2011 compared to $56,898 for the period May 2, 2011 (inception) to December 31, 2011.  During the year ended December 31, 2012, other expenses consisted primarily of interest and finance costs of 514,144.  During the period May 2, 2011 (inception) to December 31, 2011, we recognized a loss on debt extinguishment of $56,898

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works property. As of December 31, 2013, we had cash in the amount of $21,951. At December 31, 2013, we had total liabilities of $5,558,248 net of discounts of $887,118. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

To finance our operations, we issued the following notes:

RT Holdings, LLC

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

On April 25, 2013, pursuant to a letter agreement of forbearance, Eos made a partial payment of $25,000 towards the RT loan which extended the due date to August 31, 2013.

On November 18, 2013, RT and Eos acknowledged that, as of November 8, 2013, there was $232,235, inclusive of interest, outstanding on the RT Loan. The difference of $60,000 between the recorded value of $172,325 and the settled amount of $232,235 was recorded as additional expense. Eos paid $75,000 on November 18, 2013 and agreed to make a $75,000 payment to RT on or before January 9, 2014.  RT agreed to have the remaining balance of $82,235 paid with 28,885 shares of restricted common stock at a conversion rate of $2.85.  However, if the final payment of $75,000 was not paid on or before of the January 9, 2014; and if the 28,855 shares are not delivered to RT on or before November 27, 2013, then the conversion rate was to be decreased to $1.

Subsequent to year end, we paid $75,000 and issued 66,000 shares valued at $620,400 of common stock for full settlement of the RT Holdings note.

Vatsala Sharma

On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, Sharma increased the loan amount from $400,000 to $600,000.  In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of the our common stock. The loan is secured by a first priority blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation.  On April 24, 2013, the maturity date was extended to August 31, 2013, and on November 18, 2013, Sharma extended the maturity date to May 31, 2014.

Vicki P. Rollins

On June 18, 2012, the we entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 due on September 22, 2012, and orally extended to November 30, 2012. Interest is charged at a rate of 6%.  In the event that the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest shall accrue interest at a rate of 18% per annum The loan is secured by a second priority blanket security interest in all of the our assets to the extent their security interests overlap with the security interest of Babcock gained from the Babcock Loan (see (4) below). Additionally, the we are prohibited from incurring additional indebtedness during the term of the loan, with the exception of the existing Vatsala Sharma loan, without the written consent of Rollins. On April 18, 2013, the maturity date was extended to August 31, 2013.

During 2013, we paid $100,000 leaving a balance of $250,000 at December 31, 2013.

On November 18, 2013, Rollins extended the maturity date to February 28, 2014, and subsequent to year end, has extended the maturity date to July 31, 2014.

1975 Babcock, LLC

On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC (“Babcock”) in order to secure a $300,000 loan (the “Babcock Loan”). As of August 3, 2012, Eos also leased 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the “Babcock Lease”) from Babcock. We agreed to pay $7,500.00 a month in rent under the Babcock Lease. Pursuant to the Babcock Loan and Lease documents, Eos granted Babcock a mortgage and security interest in and on the Works Property and related assets, agreements and profits. On April 30, 2013, the Babcock Loan and Babcock Lease were amended. Eos agreed to pay $5,000, due and payable on April 30, 2013, to Babcock in exchange for an extension on the maturity date of the Babcock Loan to May 31, 2013. In addition, Eos agreed to pay Babcock $15,000, due and payable on April 30, 2013, as consideration for Babcock’s agreement to defer of any enforcement of its rights under the Babcock Lease caused by Eos’ failure to pay monthly rent owed on the Babcock Lease until May 31, 2013.

On November 7, 2013, we entered into the Babcock Agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the Babcock Agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000 on the loan in three separate payments as follows: (i) on or before November 8, 2013, Eos agreed pay $100,000; (ii) on or before November 15, 2013, Eos agreed to pay $100,000; and (iii) on or before January 9, 2014, Eos agreed to pay the final payment of $130,000.  In addition, we agreed to issue an aggregate of 70,000 restricted shares of our common stock to certain affiliates of Babcock, which were issued on January 13, 2014.  Babcock agreed that they will not take action to bring suit or litigate against Eos through December 20, 2013, subject to extension through January 9, 2014 pursuant to the terms and conditions of the Babcock Agreement, so long as the full amount of outstanding and unpaid principal and interest on the loan has been repaid in full and the Babcock Shares have been issued pursuant to the Babcock Agreement.  We made payments of $100,000 on November 13, 2013 and November 18, 2013.

Subsequent to year end, we paid $130,000 for full settlement of the Babcock note.

Clouding IP, LLC

On December 26, 2012, we entered into an Oil & Gas Services Agreement with Clouding IP, LLC (“Clouding”) in order to retain the oil and gas related services of Clouding and its affiliates.

Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, on December 26, 2012, we executed a series of agreements with Clouding in order to secure a $250,000 loan (the “Clouding Loan”). Pursuant to the Clouding Loan documents, Eos granted Clouding a mortgage and security interest in and on the our assets. The maturity date of the Clouding Loan was March 31, 2013 which was amended to August 31, 2013, pursuant to a written extension on April 19, 2013, and interest accrues on the Clouding Loan at a rate of 4% per annum commencing December 26, 2012. On the maturity date, Eos further agreed to pay to Clouding a loan fee of $25,000. At Clouding’s option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into our common stock at a conversion price of $2.50 per share.  The amount due to Clouding at December 31, 2013 and 2012 was $250,000.

As additional consideration for the loan, we agreed to sell to Clouding 250,000 shares of Series B Preferred Stock for the purchase price of $5,000, where such price was included in the total amount of the Clouding Loan.  As the Clouding Loan was not repaid in full on March 31, 2013, pursuant to the terms of the Clouding Loan, we issued to Clouding an additional 150,000 shares of its Series B preferred stock, which were subsequently converted into 150,000 shares of common stock.  The shares were valued at $3,000 based on the fair value at the date issuance, and were recorded as interest expense.

As of December 31, 2013, the Clouding Loan is in default.

LowCal Industries, LLC

We issued a promissory note with LowCal Industries, LLC (‘LowCal”) on February 8, 2013 for $1,250,000 which was subsequently amended for an additional $3,750,000 for a combined total of $5,000,000 of which we have received $3,500,000 as of December 31, 2013.  The note’s interest rate is 10% per annum and is due on August 31, 2013.  We used the loan proceeds to pay (i) $1,000,000 for drilling wells on the Works Property, (ii) $500,000  to retire outstanding notes and  (iii) $150,000 as fees payable pursuant to the Agra pursuant to the consulting agreement. The remaining proceeds will be used to assist us in meeting our short-term obligations, but we will require additional financing in order to properly fund our ongoing activities.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $1,909,002, $1,331,290, and $642,991 for the years ended December 31, 2013 and 2013, and for period May 2, 2011 (inception) to December 31, 2011 respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Cash Used in Investing Activities

Net cash used by investing activities was $1,041,500, $21,000 and $48,288 for the years ended December 31, 2013 and 2012, and for period May 2, 2011 (inception) to December 31, 2011, respectively, and was primarily due to the capital costs incurred at the Works property.

Cash Flows from Financing Activities

Net cash flow from financing activities was $2,824,942, $1,399,802 and $691,199 for the years ended December 31, 2013 and 2012, and for the period May 2, 2011 (inception) to December 31, 2011, respectively.  This cash was generated from the issuance of notes payable and convertible notes payable.

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

Share-Based Compensation

We periodically issue stock options and warrants to employees and non-employees and in connection with capital raising transactions, for services and for financing costs. We account for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. We estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the our Statements of Operations. We account for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Contractual Obligations

Our significant contractual obligations as of December 31, 2013, are as follows:

	Less than One Year	One to three Years	Three to five Years	More than Five Years	Total
Advances from shareholder	$164,610	$-	$-	$-	$164,610
Convertible notes payable	3,750,000	-	-	-	3,750,000
Notes payable	1,108,380	-	-	-	1,108,380
Leases	187,620	392,124	68,292	-	648,036
Total	$5,210,610	$392,124	$68,292	$-	$5,671,026

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

Item 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of December 31, 2013, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2013, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:
•	We lack the proper accounting policies and procedures that resulted in significant unrecorded transactions, lack of supporting documentation, approval processes and record retention processes;
•	We lack the accounting staff to oversee the financial statement closing process in a timely and efficient manner;
•	We lack formal budget and approval policies by our Board of Directors;
•	We lack an independent audit committee and chairman; and
•	We lack the proper segregation of duties as one person can initiate, authorize and execute transactions.
The Company intends to remedy these material weaknesses by hiring additional employees, officers, and perhaps directors, and reallocating duties, including responsibilities for financial reporting, among our officers, directors and employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Weinberg & Company, P.A., our independent registered accounting firm, as stated in their report which appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Nikolas Konstant, Martin B. Oring, John R. Hogg and John Mitola became our directors.  Nikolas Konstant became our Chairman, Chief Executive Officer and Chief Financial Officer, Martin Oring and John Mitola became our corporate secretary.

On December 17, 2012, James Lanshe resigned from his position as a director on our Board of Directors. Mr. Lanshe did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices; he accepted an executive position with another oil and gas company and wanted to avoid any potential conflicts of interest.

On June 23, 2013, Eos entered into an Employment Agreement with Martin Oring, a member of the Company’s Board of Directors, pursuant to which Mr. Oring was appointed to act as the interim President and CEO of the Company while the Company searches for other candidates to fill the positions on a long-term basis.

On July 22, 2013, Nikolas Konstant, the majority shareholder of the Company holding over 70% of the Company’s issued and outstanding shares of common stock, by written consent, voted to remove Gus Rahim from the Company’s Board of Directors. The removal became effective twenty days later. A shareholder vote by consent in lieu of a meeting pursuant to Nevada Revised Statutes (“NRS”) Section 78.320(2) and NRS Section 78.335(1), a director may be removed from office, with or without cause, by the vote of shareholders representing not less than two-thirds of the voting power of the issued and outstanding stock entitled to vote.  Mr. Konstant, as the majority shareholder of the Company, did not remove Mr. Rahim for “cause” but determined that such removal was advisable and in the best interests of the Company and its shareholders.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their death, resignation or removal.  Officers serve at the discretion of the board of directors.  There are no family relationships among any of our directors and executive officers.

The following table sets forth certain biographical information with respect to our directors and executive officers as of December 31, 2013:

Name	Position	Age

Nikolas Konstant	Chief Financial Officer and Chairman	54
Martin B. Oring	Chief Executive Officer and Director	68
John R. Hogg	Director	54
John Mitola	Director and Corporate Secretary	48

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

Martin B. Oring.  Mr. Oring became a member of our board of directors in connection with the closing of the Merger Agreement. On June 23, 2013 he was appoint the Chief Executive Officer of the Company.  He has been a member of the board of directors of Searchlight Minerals Corp. since October 6, 2008 and its President and Chief Executive Officer since October 1, 2010.  Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001.  Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations.  From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations.  From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities’ capital market effort for large and medium-sized financial institutions.  From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury).  Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world’s leading energy companies.  When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury).  Mr. Oring is also currently a director and chief executive officer of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company.  He also served as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Denver, Colorado, which trades on the TSX Venture Exchange.  Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations.  He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from Carnegie Institute of Technology.  As a financial planner and an executive with experience in banking and finance, we believe that Mr. Oring will contribute his leadership skills, knowledge and finance background, and business experience to our board of directors.  In addition, we believe that Mr. Oring’s membership on our board of directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

Section 16(a) Beneficial Ownership Reporting Compliance

John Mitola, one of our directors and our Secretary, did not file on a timely basis a Form 4 for 50,000 shares of the Company’s common stock he acquired on July 1, 2013. The Form 4 was filed on July 22, 2013.

Martin Oring, one of our directors and our CEO, did not file on a timely basis a Form 4 for 600,000 common stock purchase warrants he acquired on June 23, 2013. The Form 4 was filed on July 19, 2013.

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

Item 11.                      Executive Compensation

General

Our executive officers are not compensated with cash payments for their services, but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.  They are also compensated as set forth in the tables below. We do not have any employment agreements with any of our executive officers, although we do have consulting agreements with some affiliates of some of our executive officers and directors.  We do not have any retirement, pension or savings plans for management or employees at this time.

Executive Compensation

The Summary Compensation Table below sets forth the compensation awarded to, earned by, or paid to our named executive officers (“Named Executive Officers”) for the fiscal years ended December 31, 2013 and December 31, 2012.

Name and Principal Position	Year	Salary		Bonus			Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Nikolas Konstant	2013	$-		$			$-		$-		$-	$-	$360,000	(1)	$360,000
Chairman of the Board and CFO	2012	$-			$60,000	(1)	$-		$-		$-	$-	$153,000	(1)(2)	$213,000

Martin B. Orting	2013	$12,000	(3)		-		$-		$1,935,908	(4)	$-	$-	$-		$1,947,908
Director, CEO	2012	$-			-		$-		$991	(5)	$-	$-	$-		$991

John Mitola	2013	$12,000	(6)		-		$-		$-		$-	$-	$-		$12,000
Director, Secretary	2012	$8,000	(6)		-		$11,200	(6)	$991	(7)	$-	$-	$-		$20,191

 (1) On September 25, 2012, Eos entered into a Consulting Agreement with Plethora Enterprises. Mr. Konstant is the sole member of Plethora Enterprises. In exchange for Plethora Enterprises’ services, Eos agreed to compensate Plethora Enterprises commencing in September 2012 with a monthly fee (the “Monthly Fee”). The Monthly Fee is initially $30,000 per month, provided, however, that payment of the Monthly Fee shall be deferred, but not abated, until the first month following the month in which Eos has either: (a) successfully raised and funded a cumulative total of at least $2.5 million in corporate equity; or (b) become cash flow positive on a monthly basis for at least two consecutive months. For the purposes of the next sentence, each month the EBITDA of Eos for the 12-month period (the “LTM”) ended two months prior to the month of calculation. In the month in which the EBITDA of Eos for the LTM meets or exceeds any of $6 million, $12 million or $20 million, the Monthly Fee shall be adjusted to equal one-twelfth of ten percent of the LTM EBITDA. Such adjusted Monthly Fee shall remain in effect unless and until the LTM EBITDA rises or falls below the next higher or lower LTM EBITDA provided above, provided that the Monthly Fee shall in no event be reduced below $30,000. Once deferred Monthly Fees become payable, the amount of such deferred Monthly Fees will be paid in equal monthly installments of $15,000, in addition to the then-applicable Monthly Fee until all deferred Monthly Fee amounts have been paid in full. As of December 31, 2013, Eos owes Plethora Enterprises $124,610 in Monthly Fees, but such amount is deferred, but not abated. Plethora Enterprises is also entitled to a success fee based on successful completion of certain acquisitions. The success fee is percentage-based, but must be a minimum of $60,000 for covered acquisitions. Plethora Enterprises received a $60,000 success fee upon the closing of the Merger.

(2) In order to secure Eos’ $600,000 Sharma Loan, Nikolas Konstant pledged and guaranteed some of his personal assets to secure the Sharma Loan. As consideration for Mr. Konstant’s pledge and guaranty, Eos issued to Plethora Enterprises, 1,000,000 restricted shares of Eos’ common stock, with a fair market value estimated at $56,000 on February 15, 2012, the date of grant.

(3)  Under Mr. Oring’s Director’s Agreement dated May 1, 2012, Mr. Oring is entitled to receive $1,000 per month in arrears until such time as the Company becomes cash flow positive.

(4) Equal to the fair value on the date of grant of 600,000 warrants.  Pursuant to the agreement, Wealth Preservation, LLC, a company owned by Mr. Oring, received 600,000 options to purchase restricted shares of common stock of Eos at a per share exercise price of $2.50. The options expire on July 31, 2018. Commencing on July 31, 2013, 50,000 warrants will vest at the end of each month, so long as Mr. Oring’s Employment Agreement is still in effect. Any warrants which have not yet vested at the time Mr. Oring’s Employment Agreement is terminated shall cease to vest. Mr. Oring will also be reimbursed for reasonable travel and business expenses.

(5) Equal to the fair value on the date of grant of options to acquire 25,000 shares at an exercise price of $2.50. These options vested on May 1, 2012 and expire on May 1, 2015. The options were given to Mr. Oring on May 1, 2012 in exchange for his services as a director of Eos.

(6)  Under Mr. Mitola’s Director’s Agreement dated May 1, 2012, Mr. Mitola is entitled to receive $1,000 per month in arrears until such time as the Company becomes cash flow positive.

(7) Equal to the fair value on the date of grant of 200,000 shares of common stock, which vested in four equal installments, pursuant to a Services Agreement with Quantum dated July 1, 2012. Quantum’s managing member is John Mitola, who, at the time of execution of the agreement and now, is a member of the Board of Directors of Eos. Commencing in the first month following the earlier to occur of (i) Eos successfully raising a minimum of $2.5 million in equity financing; or (ii) Eos becoming cash flow positive on a monthly basis, Eos agreed pay Quantum a monthly fee of $5,000 per month, payable on the 15th day of each month (the “Monthly Retainer”). If the agreement has not been terminated by July 1, 2014 and Eos is cash flow positive at that time, the Monthly Retainer shall increase to $8,000 per month. Any Monthly Retainer payments to Quantum shall constitute prepayment of any success fee owed to Quantum. Quantum shall receive such success fees for providing services in support of certain future acquisition and/or financing projects of Eos, the parameters of which shall be set forth by Eos.

(8) Equal to the fair value on the date of grant of options to acquire 25,000 shares at an exercise price of $2.50. These options vested on May 1, 2012 and expire on May 1, 2015. The options were given to Mr. Mitola on May 1, 2012 in exchange for his services as a director of Eos.

The following table provides information concerning outstanding equity awards for each of our Named Executive Officers outstanding as of December 31, 2013:

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not vested		Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Martin B. Oring Director, CEO	425,000	(1)	200,000	-	$2.50	July 31, 2018 and May 1, 2015	200,000	$1,600,000	(2)	-	--
John Mitola Director, Secretary	25,000	(3)	-	-	$2.50	May 1, 2015	-	-		-	-

(1) Consists of options to acquire 25,000 shares of common stock at an exercise price of $2.50. These options vested on May 1, 2012 and expire on May 1, 2015. The options were given to Mr. Oring on May 1, 2012 in exchange for his services as a director of Eos. Additionally consists of warrants to acquire 600,000 shares of common stock at an exercise price of $2.50. These warrants vest evenly over 12 months and expire on July 31, 2018. The warrants were granted to Mr. Oring on June 23, 2013 in exchange for his services as the Company’s interim CEO.

(2) The closing market price of the Company’s stock on December 31, 2013 was $8.00, which leads to the market value of the unvested warrant shares disclosed in the table above.

(3) Consists of options to acquire 25,000 shares of common stock at an exercise price of $2.50. These options vested on May 1, 2012 and expire on May 1, 2015. The options were given to Mr. Mitola on May 1, 2012 in exchange for his services as a director of Eos.

The following table summarizes the compensation paid to our non-employee directors for the year ended December 31, 2013:

Name	Fees Earned or Paid		Stock Awards	Option Awards	Non-Equity Incentive	All Other Compensation	Total
John R. Hogg	$12,000	(1)	$-	$-	$-	$-	$12,000

(1)  Under Mr. Hogg’s Director’s Agreement dated May 1, 2012, Mr. Hogg is entitled to receive $1,000 per month in arrears until such times as the Company becomes cash flow positive.

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

Compensation Committee

As of December 31, 2013, we have not established a compensation committee.

Nikolas Konstant, both the Company’s and Eos’ CFO and former CEO, participated in deliberations concerning executive officer compensation. Mr. Konstant is also the Chairman of the Board of Directors of both Eos and the Company. In addition, John Mitola, our Secretary and member of our Board of Directors, is also a member of the Board of Directors of Eos. For more information on related party transactions called for by Item 404, please see the section entitled “Certain Relationships and Related Transactions, and Director Independence” below.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables reflect, as of March 26, 2014, the beneficial ownership of: (a) each of our directors, (b) each named executive officer, (c) each person known by us to be a beneficial holder of 5% or more of our common stock and Series B preferred stock on an as-converted basis, and (d) all of our directors and executive officers as a group.

Except as otherwise indicated below, we believe the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.  Unless otherwise indicated, the principal address of each shareholder, director and listed executive officer is 1999 Avenue of the Stars, Suite 2520, Los Angeles, California 90067.

Name of Beneficial Owner – 5% or Greater Stockholders(2)	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned(2)

Nikolas Konstant (3)	32,500,100	69.56%

*Less than 1%

Name of Beneficial Owner – Management and Directors	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned(2)

Nikolas Konstant (3)	32,500,100	69.56%
Martin B. Oring (4) (5)	425,000	*
John R. Hogg (6)	25,000	*
John Mitola (7)	225,000	*

Directors and officers as a group (five persons)	33,075,000	70.79%

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

(2) Percentage of ownership is based on an assumed 46,720,882 shares of common stock outstanding, as of the date of this Report. Shares of common stock subject to options or warrants, or which may otherwise be acquired within 60 days of the date of this Report, are deemed outstanding for computing the percentage ownership of the stockholder holding the options, warrants or other such right, but are not deemed outstanding for computing the percentage ownership of any other stockholder.

(3)  Consists of 32,500,100 shares of common stock held by Plethora Enterprises, LLC, of which Mr. Konstant is the managing member. Mr. Konstant is our Chairman of the Board of Directors.

(4)  Consists of 25,000 options to acquire shares of at an exercise price of $2.50, as well as the warrants set forth below in footnote (5). These options expire on May 1, 2015. In addition, if we were to assume that only Mr. Oring’s options were exercised and converted into common stock, and not any other securities convertible into common stock held by others, Mr. Oring would beneficially own 24.50% of the outstanding shares of common stock. Mr. Oring is a member of our board of directors.

(5)  On June 23, 2013, Eos entered into an Employment Agreement with Martin Oring, pursuant to which Mr. Oring agreed to become the President and CEO of Eos. Pursuant to the agreement, Wealth Preservation, LLC, a company owned by Mr. Oring, received 600,000 warrants to purchase common stock of Eos at an exercise price of $2.50. The warrants expire on July 31, 2018. Commencing on July 31, 2013, 50,000 warrants will vest at the end of each month, so long as Mr. Oring’s Employment Agreement is still in effect. 400,000 options have vested. Any warrants which have not yet vested at the time Mr. Oring’s Employment Agreement is terminated shall cease to vest.

(6)  Consists of options to acquire shares of at an exercise price of $2.50. These options expire on May 1, 2015. In addition, if we were to assume that only Mr. Hogg’s options were exercised and converted into common stock, and not any other securities convertible into common stock held by others, Mr. Hogg would beneficially own 24.50% of the outstanding shares of common stock. Mr. Hogg is a member of our board of directors.

(7) Consists of 200,000 shares of stock and options to purchase 25,000 shares of stock at an exercise price of $2.50. The shares of stock are held by Quantum Advisors, LLC, of which Mr. Mitola is the controlling member. The options to purchase expire on May 1, 2015. In addition, if we were to assume that only Mr. Mitola’s shares of stock and options were converted, and not any other securities convertible into common stock held by others, Mr. Mitola would beneficially own 61.86% of the outstanding shares of common stock. Mr. Mitola is a member of our board of directors, our corporate secretary, and the CEO of Plethora Energy, Inc., which is a wholly-owned subsidiary of Eos.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Transactions with Mr. Konstant

Prior to December 27, 2012, we subleased 2,000 square feet of space at 2049 Century Park East, Suite 3670, Los Angeles, California, pursuant to an oral agreement with Princeville Group LLC (“Princeville”), an affiliate of Mr. Konstant, which in turn had an agreement to lease the space from an unaffiliated third party. Princeville paid $4,000 a month to the unaffiliated party, and we in turn paid $4,000 a month to Princeville.  This oral lease was terminated on December 27, 2012. During the year ended December 31, 2012, Mr. Konstant paid $40,000 on behalf of the Company for the rental of this property, which is recorded as “Advances from shareholder” in the accompanying consolidated balance sheets.

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

•
On August 2, 2012, Mr. Konstant executed a series of documents with Babcock in order to secure and personally guarantee: (1) the Babcock Loan; and (2) the Babcock Lease. The Babcock Loan has been paid in full and the Babcock Lease has been terminated.

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

In exchange for Plethora Enterprises’ services, Eos agreed to compensate Plethora Enterprises commencing in September 2012 a monthly fee (the “Monthly Fee”). The Monthly Fee is initially $30,000 per month, provided, however, that payment of the Monthly Fee shall be deferred, but not abated, until the first month following the month in which Eos has either: (a) successfully raised and funded a cumulative total of at least $2.5 million in corporate equity; or (b) become cash flow positive on a monthly basis for at least two consecutive months. For the purposes of the next sentence, each month the EBITDA of Eos for the 12-month period (the “LTM”) ended two months prior to the month of calculation. In the month in which the EBITDA of Eos for the LTM meets or exceeds any of $6 million, $12 million or $20 million, the Monthly Fee shall be adjusted to equal one-twelfth of ten percent of the LTM EBITDA. Such adjusted Monthly Fee shall remain in effect unless and until the LTM EBITDA rises or falls below the next higher or lower LTM EBITDA provided above, provided that the Monthly Fee shall in no event be reduced below $30,000. Once deferred Monthly Fees become payable, the amount of such deferred Monthly Fees will be paid in equal monthly installments of $15,000, in addition to the then-applicable Monthly Fee until all deferred Monthly Fee amounts have been paid in full. In addition to the monthly fee, Eos shall pay Plethora Enterprises a fee based on the growth of Eos: concurrent with the closing of any acquisitions, Eos shall pay to Plethora Enterprises a fee equal to 1% of the aggregate consideration paid in such acquisition (which includes debt assumed), with a minimum fee of $60,000 per acquisition, regardless of the size of the acquisition. Such a success fee was paid upon the closing of the Merger. As of December 31, 2012, the Company owed Plethora Enterprises $97,000 as deferred compensation.

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

On October 3, 2011, Eos entered into an Exclusive Business Partner and Advisory Agreement with Baychester, which owns a 10% minority interest in EAOG and PBOG. Pursuant to the agreement, Eos agreed to pay Baychester a monthly consulting fee of $10,000. Furthermore, if either PBOG or EAOG is granted a concession in West Africa, Baychester will be issued 5,000,000 restricted shares of our common stock. Baychester is also entitled to a bonus fee if Eos consummates a business arrangement with a third party as a result of Baychester’s introduction or contract.

Eos also entered into the Quantum Agreement with Quantum on July 1, 2012. Quantum’s managing member is John Mitola, who, at the time of execution of the Quantum Agreement, was a member of the Board of Directors of Eos. Mr. Mitola also now serves on the Board of Directors of Cellteck and is the President and CEO of Plethora Energy. Commencing in the first month following the earlier to occur of (i) Eos successfully raising a minimum of $2.5 million in equity financing; or (ii) Eos becoming cash flow positive on a monthly basis, Eos agreed pay Quantum a monthly fee of $5,000 per month, payable on the 15th day of each month (the “Monthly Retainer”). If the agreement has not been terminated by July 1, 2014 and Eos is cash flow positive at that time, the Monthly Retainer shall increase to $8,000 per month. Any Monthly Retainer payments to Quantum shall constitute prepayment of any success fee owed to Quantum. Quantum shall receive such success fees for providing services in support of certain future acquisition and/or financing projects of Eos, the parameters of which shall be laid out Eos. Eos also granted to Quantum a total of 200,000 shares of common stock in tranches, the last of which vested on December 31, 2013.

Director Independence

We have four members of our board and do not have a separately designated audit, compensation or nominating committee of our board.  The functions customarily delegated to these committees are performed by our full board. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.

We anticipate that the board will form committees and adopt related committee charters, including an audit committee, corporate governance and nominations committee and compensation committee.

We believe that John R. Hogg is “independent” and that Nikolas Konstant, John Mitola and Martin Oring are not “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules.

Item 14.                      Principal Accounting Fees and Services

Audit Fees

Aggregate fees billed for fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements, review of quarterly statements and other services provided in connection with statutory or regulatory filings or engagements were $171,000 and 52,451, respectively.

Audit-Related Fees

Aggregate fees billed in fiscal years ended December 31, 2013 and 2012 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the “Audit Fees” caption above were $0.

Tax Fees

Aggregate fees billed in fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning were $0.

All Other Fees

Aggregate fees billed in fiscal years ended December 31, 2013 and 2012 for products and services provided by the principal accountant, other than the services reported above were $0.

The Company’s pre-approval policy is to retain the services of a professional accountant only once the threshold established by Rule 2-01 of Regulation S-X has been met.

The Company’s pre-approval procedure is to carefully establish that each of the tests delineated in paragraphs (b) and (c)(1)-(3) of Rule 2-01 of Regulation S-X are met.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant referenced in Item 8 of this Report are appended to the end of this report, commencing on page F-1.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Previously Filed on and
Exhibit No.	Description	Incorporated by Reference to
2.1	Agreement and Plan of Merger by and between Cellteck, Inc., Eos Petro, Inc., and Eos Merger Sub, Inc., a wholly-owned subsidiary of Cellteck, Inc., dated July 16, 2012	The current report on Form 8-K filed July 23, 2012
2.2	First Amendment to the Agreement and Plan of Merger dated January 16, 2013 between Cellteck, Inc. and Eos Petro, Inc.	The current report on Form 8-K filed January 17, 2013
3.1	Articles of Incorporation of Cellteck, Inc., as amended	The registration statement on Form 10-12G filed May 19, 2008
3.2	Certificate of Designations for Series A Preferred Stock	The current report on Form 10-K/A filed September 23, 2010
3.3	Certificate of Designations for Series B Preferred Stock	The current report on Form 8-K/A filed January 17, 2013
3.4	Bylaws of Cellteck, Inc.	The registration statement on Form 10-12G filed May 19, 2008
3.5	Amendment to the Certificate of Designations for Series B Preferred Stock	The current report on Form 8-K filed January 17, 2013
4.1	Specimen Stock Certificate	The registration statement on Form 10-12G filed May 19, 2008
10.1	Contribution Agreement dated May 3, 2011 between Eos Petro, Inc. and Plethora Partners LLC, as amended	The current report on Form 8-K/A filed March 11, 2013
10.2	Purchase and Sale Agreement dated June 6, 2011 between Eos Petro, Inc. and TEHI Illinois, LLC	The current report on Form 8-K/A filed January 17, 2013
10.3	Letter Agreement dated September 5, 2011 between Eos Petro, Inc. and DCOR	The current report on Form 8-K/A filed January 17, 2013
10.4	Exclusive Business Partner and Advisory Agreement dated October 3, 2011 between Eos Petro, Inc. and Baychester Petroleum Limited	The current report on Form 8-K/A filed January 17, 2013
10.5	Promissory Note dated October 24, 2011 between Eos Petro, Inc., Nikolas Konstant and RT Holdings, LLC	The current report on Form 8-K/A filed January 17, 2013

10.6	Loan Agreement and Secured Promissory Note dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.7	Loan Mortgage, Assignment, Security Agreement and Fixture Filing dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.8	Personal Guaranty Agreement dated February 16, 2012 between Nikolas Konstant and Vatsala Sharma	The current report on Form 8-K/A filed January 17, 2013
10.9	Collateral Assignment dated February 16, 2012 between Nikolas Konstant and Vatsala Sharma	The current report on Form 8-K/A filed January 17, 2013
10.10	First Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.11	Second Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.12	Third Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.13	Oil & Gas Operating Agreement dated June 6, 2012 between Eos Petro, Inc. and TEHI Illinois, LLC	The current report on Form 8-K/A filed January 17, 2013
10.14	Bridge Loan Agreement dated June 18, 2012 between Eos Petro, Inc. and Vicki Rollins	The current report on Form 8-K/A filed January 17, 2013
10.15	Services Agreement dated July 1, 2012 between Eos Petro, Inc. and Quantum Advisors, LLC	The current report on Form 8-K filed October 15, 2012
10.16	First Amendment and Allonge to Promissory Note dated July 10, 2012 between Eos Petro, Inc., Nikolas Konstant and RT Holdings, LLC	The current report on Form 8-K/A filed January 17, 2013
10.17	Loan Agreement and Secured Promissory Note dated August 2, 2012 between Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.18	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated August 2, 2012 between Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.19	Personal Guaranty Agreement dated August 2, 2012 between Nikolas Konstant, Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.20	Lease Agreement dated August 3, 2012 between Eos Petro, Inc. and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.21	Lease Guaranty dated August 3, 2012 between Nikolas Konstant and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.22	Consulting Agreement dated September 24, 2012 between Eos Petro, Inc. and Plethora Enterprises, LLC	The current report on Form 8-K filed October 15, 2012

10.23	Amended and Restated Consulting Agreement dated September 25, 2012 between Eos Petro, Inc. and John Linton, as amended	The current report on Form 8-K filed October 15, 2012
10.24	Letter Agreement dated September 26, 2012 between Eos Petro, Inc., 1975 Babcock, LLC and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.25	$400,000,000 Subscription Commitment dated August 31, 2011 between Eos Petro, Inc. and GEM Global Yield Fund	The current report on Form 8-K filed January 17, 2013
10.26	Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and GEM Global Yield Fund (GEM A Warrant)	The current report on Form 8-K filed January 17, 2013
10.27	Amended Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and GEM Global Yield Fund (GEM B Warrant)	The current report on Form 8-K filed July 24, 2013
10.28	Amended Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and GEM Global Yield Fund (GEM C Warrant)	The current report on Form 8-K filed July 24, 2013
10.29	Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners A Warrant)	The current report on Form 8-K filed January 17, 2013
10.30	Amended Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners B Warrant)	The current report on Form 8-K filed July 24, 2013
10.31	Amended Common Stock Purchase Warrant dated November 21, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners C Warrant)	The current report on Form 8-K filed July 24, 2013
10.32	Common Stock Purchase Agreement dated July 10, 2013 between Eos Petro, Inc. and GEM Global Yield Fund	The current report on Form 8-K filed July 24, 2013
10.33	Registration Rights Agreement dated July 10, 2013 between Eos Petro, Inc. and GEM Global Yield Fund	The current report on Form 8-K filed July 24, 2013
10.34	Common Stock Purchase Warranty dated July 10, 2013 between Eos Petro, Inc. and GEM Capital SAS (Additional Warrant)	The current report on Form 8-K filed July 24, 2013
10.35	Common Stock Purchase Warrant dated July 10, 2013 between Eos Petro, Inc. and 590 Partners Capital, LLC (Additional Warrant)	The current report on Form 8-K filed July 24, 2013
10.36	Oil & Gas Services Agreement dated December 26, 2012 between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.37	Warrant to Purchase Common Stock between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.38	Loan Agreement and Secured Promissory Note dated December 26, 2012 between Cellteck, Inc., and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013

10.39	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated December 26, 2012 between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.40	Office Lease dated December 27, 2012 between Eos Petro, Inc. and 1999 STARS, LLC	The current report on Form 8-K filed January 17, 2013
10.41	Loan Agreement and Secured Promissory Note dated February 8, 2013, between Eos Petro, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.42	Guaranty dated February 8, 2013 between Cellteck, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.43	Series B Convertible Preferred Stock Purchase Agreement dated February 8, 2013 between Cellteck, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.44	First Amendment to the LowCal Agreements dated April 23, 2013 between Eos Petro, Inc., Cellteck, Inc., Sail Property Management Group LLC, LowCal Industries, LLC and LowCo [EOS/Petro], LLC	The annual report on Form 10-K filed May 8, 2013
10.45	Amended and Restated Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated April 23, 2013 between Eos Petro, Inc. and LowCal Industries, LLC	The annual report on Form 10-K filed May 8, 2013
10.46	Series B Convertible Preferred Stock Purchase Agreement dated April 23, 2013 between Cellteck, Inc., LowCal Industries, LLC and LowCo [EPS/Petro], LLC	The annual report on Form 10-K filed May 8, 2013
10.47
Second Amendment to the LowCal Agreements, dated as of November 6, 2013, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group, LLC and LowCo [EOS/Petro], LLC
The current report on Form 8-K filed November 13, 2013
10.48	Second Amended and Restated Loan Agreement and Secured Promissory Note, dated as of November 6, 2013, by and among Eos Global Petro, Inc., and LowCal Industries, LLC	The current report on Form 8-K filed November 13, 2013
10.49	Common Stock Purchase Agreement, dated as of November 6, 2013, 2013, by and among Eos Petro, Inc., LowCal Industries, LLC, and LowCo [EOS/Petro], LLC	The current report on Form 8-K filed November 13, 2013
10.50	Lock-up/Leak-out Agreement, dated as of November 6, 2013, by and among Eos Petro, Inc., and LowCal Industries, LLC	The current report on Form 8-K filed November 13, 2013
10.51	Side Letter Agreement dated November 6, 2013, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group, LLC and LowCo [EOS/Petro], LLC	The current report on Form 8-K filed November 13, 2013
10.52	Compliance/Oversight Agreement dated February 8, 2013 between Eos Petro, Inc. and Sail Property Management Group, LLC	The current report on Form 8-K filed February 28, 2013
10.53	Second Amendment to the Clouding Agreements dated April 19, 2013 between Cellteck, Inc. and Clouding IP, LLC	The annual report on Form 10-K filed May 8, 2013

10.54	Consulting Agreement dated June 23, 2013 between Eos Petro, Inc. and Hahn Engineering, Inc.	The current report on Form 8-K filed July 24, 2013
10.55	Eos Petro Employment Agreement dated June 23, 2013 between Eos Petro, Inc. and Martin Oring	The current report on Form 8-K filed July 24, 2013
10.56	Common Stock Purchase Warrant dated June 23, 2013 between Eos Petro, Inc. and Wealth Preservation LLC	The current report on Form 8-K filed July 24, 2013
10.57
Third Amendment to the LowCal Agreements effective as of January 9, 2014, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group LLC and LowCo [EOS/Petro] LLC
Filed Herewith
10.58	Consulting Agreement dated August 26, 2013, as subsequently amended on December 13, 2013, between Eos Petro, Inc. and DVIBRI, LLC	Filed Herewith
21.1	List of Subsidiaries of Eos Petro, Inc.	Filed herewith
23.1	Consent of Hahn Engineering	Filed herewith
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Works Unit Reserve Evaluation dated February 3, 2014 by Hahn Engineering, Inc.	Filed herewith
101	Interactive Data File (XBRL)	Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014

Eos Petro, Inc.

By: /s/ Martin Oring
Martin Oring
CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Nikolas Konstant Nikolas Konstant	Chairman of the Board, Chief Financial Officer	March 31, 2014
/s/ John Mitola John Mitola	Corporate Secretary, Director	March 31, 2014
/s/ John Hogg John Hogg	Director	March 31, 2014
/s/ Martin Oring Martin Oring	Chief Executive Officer, Director	March 31, 2014

EOS Petro, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
EOS Petro, Inc.

We have audited the accompanying consolidated balance sheets of EOS Petro, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for each of the two years then ended and for the period from May 2, 2011 (inception) to December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of EOS Petro, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years then ended and for the period from May 2, 2011 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EOS Petro, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2013 expressed an adverse opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a stockholders’ deficiency at December 31, 2013 and has experienced recurring operating losses and negative operating cash flows since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EOS Petro, Inc.

We have audited EOS Petro, Inc. and subsidiary’s (collectively, the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The Company lacks an independent audit committee, formal budget and approval policies by the Board of Directors, proper segregation of duties, proper accounting policies and procedures, and an accounting staff sufficient to oversee the financial statement close process. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated March 31, 2014 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and the related statements of income, comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 31, 2014 expressed an unqualified opinion modified for a going concern uncertainty.
/s/ Weinberg and Company, P.A.

Los Angeles, California
March 31, 2014

Eos Petro, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$21,951	$47,511
Deposits and other current assets	21,029	17,288
Total current assets	42,980	64,799

Oil and gas properties, net	1,187,555	182,985
Other property plant and equipment, net	21,397	9,503
Long-term deposits	102,441	102,441
Total assets	$1,354,373	$359,728

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$148,888	$210,568
Accrued expenses	1,169,644	615,081
Advances from shareholder	164,610	137,000
Short-term advances - related party	-	39,000
Convertible notes payable, net of discount of $887,118 and $4,688, respectively	2,862,882	245,312
Notes payable	1,108,380	1,450,000
Total current liabilities	5,454,404	2,696,961

Asset retirement obligation	76,457	46,791
Total liabilities	5,530,861	2,743,752

Commitments and contingencies	-	-

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
0 and 44,150,044 shares issued and outstanding	-	4,415
Common stock; $0.0001 par value; 300,000,000 shares authorized
46,628,882 and 94,897 shares issued and outstanding	4,663	9
Additional paid-in capital	23,231,954	1,278,014
Shares to be issued, 400,000 shares of common stock	3,370,000	-
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(30,694,905)	(3,578,262)
Total stockholders' deficit	(4,176,488)	(2,384,024)
Total liabilities and stockholders' deficit	$1,354,373	$359,728

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Operations

			May 2, 2011
	Year Ended	Year Ended	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2011
Revenues
Oil and gas sales	$596,405	$74,530	$30,968

Costs and expenses
Lease operating expense	401,642	172,252	75,411
General and administrative	15,549,982	1,254,277	1,526,007
Total costs and expenses	15,951,624	1,426,529	1,601,418

Loss from operations	(15,355,219)	(1,351,999)	(1,570,450)

Other income (expense)
Reverse merger costs	-	(57,385)	-
Interest and finance costs	(8,372,720)	(514,144)	(56,898)
Loss on debt extinguishment	(3,388,704)	-	-
Total other income (expense)	(11,761,424)	(571,529)	(56,898)

Net loss	(27,116,643)	(1,923,528)	(1,627,348)

Preferred stock dividends	-	(15,978)	(11,408)

Net loss attributed to common stockholders	$(27,116,643)	$(1,939,506)	$(1,638,756)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.59)	$(0.05)	$(0.05)
Weighted average common shares outstanding
basic and diluted	45,622,352	38,149,900	33,499,665

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Period from May 2, 2011 (Inception) to December 31, 2013

					Additional		Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Stock to be	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

Balance, May 2, 2011 (inception)	-	-	-	-	$-	$-	$-	$-	$-

Initial issuances of stock to founding shareholder	25,000,100	2,500	-	-	10	-	-	-	2,510
Issuance of stock to founding shareholder for services at $0.07 per share	6,500,000	650	-	-	454,350	-	-	-	455,000
Issuance of stock for acquisition of oil and gas leases at $0.07 per share	1,479,544	148	-	-	103,420	-	-	-	103,568
Issuance of stock for services at a range of $0.061 to $0.07 per share	300,000	30	-	-	20,521	-	-	-	20,551
Issuance of stock in debt transaction	200,000	20	-	-	12,180	-	-	-	12,200
Issuance of stock for satisfaction of liabilities	850,000	85	-	-	51,765	-	-	-	51,850
Issuance of stock for cash and receivable	726,400	73	-	-	88,127	-	(88,200)	-	-
Issuance of stock for cash	804,000	80	-	-	399,920	-	-	-	400,000
Accrued dividends on preferred stock	-	-	-	-	-	-	-	(11,408)	(11,408)
Contribtuion to capital	-	-	-	-	10,000	-	-	-	10,000
Net loss	-	-	-	-	-	-	-	(1,627,348)	(1,627,348)
Balance, December 31, 2011	35,860,044	3,586	-	-	1,140,293	-	(88,200)	(1,638,756)	(583,077)

Issuance of stock for personal guarantee of loan by shareholder	1,000,000	100	-	-	55,900	-	-	-	56,000
Issuance of stock in debt transactions	440,000	44	-	-	24,596	-	-	-	24,640
Issuance of stock for services	600,000	60	-	-	31,740	-	-	-	31,800
Fair value of warrants issued in connection with extension of notes payable	-	-	-	-	5,468	-	-	-	5,468
Fair value of options issued to directors	-	-	-	-	3,964	-	-	-	3,964
Fair value of warrants issued for consulting services	-	-	-	-	11,687	-	-	-	11,687
Stock issued in connection with reverse merger	6,000,000	600	94,897	9	(609)	-	-	-	-
Shares issued in connection with promissory note	250,000	25	-	-	4,975	-	-	-	5,000
Accrued dividends on preferred stock	-	-	-	-	-	-	-	(15,978)	(15,978)
Net loss	-	-	-	-	-	-	-	(1,923,528)	(1,923,528)
Balance, December 31, 2012	44,150,044	4,415	94,897	9	1,278,014	-	(88,200)	(3,578,262)	(2,384,024)
Issuance of Series B preferred stock for consulting services	25,000	3	-	-	497	-	-	-	500
Issuance of Series B preferred stock in connection with promissory note	950,000	95	-	-	3,239,405	-	-	-	3,239,500
Issuance of Series B preferred stock for extension of notes payable	150,000	15	-	-	2,985	-	-	-	3,000
Fair value of warrants issued for consulting services	-	-	-	-	10,314,767	-	-	-	10,314,767
Purchase of shares associated with reverse stock split	-	-	(206)	-	(4,118)	-	-	-	(4,118)
Automatic conversion of Series B preferred stock for common stock	(45,275,044)	(4,528)	45,275,044	4,528	-	-	-	-	-
Issuance of common stock for cash	-	-	540,436	54	90,396	-	-	-	90,450
Issuance of common stock for consulting services	-	-	613,000	61	1,909,248	-	-	-	1,909,309
Fair value of share based compensation	-	-	-	-	967,954	-	-	-	967,954
Issuance of 98,855 shares related to loan amendments	-	-	98,855	10	837,988	-	-	-	837,998
Beneficial converson feature related to debt modification	-	-	-	-	2,579,562	-	-	-	2,579,562
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	1,106,250	-	-	-	1,106,250
Shares to be issued related to issuance of convertible note	-	-	-	-	-	3,370,000	-	-	3,370,000
Fair value of warrants issued in connection with convertible note	-	-	-	-	853,548	-	-	-	853,548
Shares issued for accrued dividends	-	-	6,856	1	55,458	-	-	-	55,459
Net loss	-	-	-	-	-	-	-	(27,116,643)	(27,116,643)
Balance, December 31, 2013	-	-	46,628,882	4,663	$23,231,954	$3,370,000	$(88,200)	$(30,694,905)	$(4,176,488)

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

			May 2, 2011
	Year Ended	Year Ended	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2011

Cash flows from operating activities
Net loss	$(27,116,643)	$(1,923,528)	$(1,627,348)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	40,645	21,408	-
Depreciation	7,106	1,497	-
Accretion of asset retirement obligation	6,951	4,254	-
Amortization of debt issuance costs	2,617,571	195,312	12,200
Non-cash finance costs	5,406,533	-	-
Loss on debt extinguishment	3,388,704	-	-
Fair value of stock issued for services	1,909,809	31,800	23,061
Fair value of stock issued for services -related party	-	-	455,000
Fair value of stock issued in satisfactio of liabilities	-	-	51,850
Fair value of stock issued for loan guaranty by related party	-	56,000	-
Fair value of stock issued in debt transaction	3,000	30,108	-
Fair value of options and warrants issued for consulting services	10,314,767	11,687	-
Fair value of share-based compensation	967,954	3,964	-
Reverse merger costs	-	57,385	-
Change in operating assets and liabilities:
Deposits and other current assets	(3,741)	(4,966)	(10,200)
Accounts payable	(61,680)	(217,052)	368,113
Accrued expenses	610,022	503,281	-
Long-term deposits	-	(102,441)	84,413
Net cash used in operating activities	(1,909,002)	(1,331,291)	(642,911)

Cash flows used in investing activities:
Purchase of other fixed assets	(19,000)	(11,000)	-
Capital expenditures on oil and gas properties	(1,022,500)	(10,000)	(48,288)
Net cash used in investing activities	(1,041,500)	(21,000)	(48,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment to) related party	-	97,402	39,599
Proceeds from (repayment of) short-term advances- related party	(39,000)	39,000	-
Net advances from (to) shareholder	27,610	-	-
Proceeds from issuance of common stock	90,450	-	400,000
Proceeds from issuance of short term notes payable	-	1,250,000	291,600
Repayment of short term notes payable	(500,000)	(41,600)	(50,000)
Proceeds form issuance of convertible notes	-	250,000	-
Debt issuance costs	(150,000)	(195,000)	-
Purchase of stock pursuant to reverse stock split	(4,118)	-	-
Proceeds from issuance of convertible notes	3,500,000	-	10,000
Net cash provided by financing activities	2,924,942	1,399,802	691,199

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,560)	47,511	-

CASH AND CASH EQUIVALENTS, beginning of period	47,511	-	-

CASH AND CASH EQUIVALENTS, end of period	$21,951	$47,511	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$59,442	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Fair value of stock granted for acquisition	$-	$-	$103,568
Accrued dividends on preferred stock	$-	$15,978	$11,408
Issued 250,000 shares of Series B Preferred stock
pursuant to debt agreement	$-	$5,000	$-
Capitalized asset retirement obligation	$22,715	$42,537	$-
Issued 950,000 shares of Series B Preferred stock
pursuant to debt agreement	$3,239,500	$-	$-
Issued 98,855 shares of common stock for loan amendment	$837,998	$-	$-
400,000 shares of common stock to be issued pursuant to loan amendment	$3,370,000	$-	$-
Issued 6,856 shares for accrued dividends	55,459	-	-
Conversion of Series B Preferred stock to common stock	$4,528	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 - ORGANIZATION

Organization and Business

Eos Petro, Inc. (the “Company”) was organized under the laws of the state of Nevada in 2007. On October 12, 2012, pursuant to the Merger Agreement entered into by and between the Company, Eos Global Petro, Inc. (“Eos”), and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), dated July 16, 2012, Merger Sub merged into Eos, with Eos being the surviving entity and the Company the legal acquirer (the “Merger”). As a result of the Merger, Eos became a wholly-owned subsidiary of the Company. As of the closing of the transaction, each issued and outstanding share of common stock of Eos, was automatically converted into the right to receive one share of the Company’s Series B Voting Convertible Preferred Stock (“Series B preferred stock”). At the closing, the Company issued 37,850,044 shares of Series B preferred stock to the former Eos stockholders.

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

Upon completion of the Merger, the former stockholders of Eos owned approximately 93% of the then outstanding shares of Company common stock (including shares of Series B preferred stock convertible into shares of the Company’s common stock) and the holders of the Company’s previously outstanding debt and outstanding shares of Company common stock own the balance. As the owners and management of Eos had voting and operating control of the Company after the Reverse Merger, the transaction has been accounted for as a recapitalization of the Company with Eos deemed the acquiring company for accounting purposes, and the Company was deemed the legal acquirer. Due to the change in control, the consolidated financial statements reflect the historical results of Eos prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger. The amount of debt assumed upon the Merger of $57,385 was reflected as a cost of the Merger in 2012.

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

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Company has two wholly-owned subsidiaries, Eos and Eos Australia Pty Ltd, an Australian company (“Eos Australia), which was formed to explore business opportunities in Australia. The Company also owns 90% of Plethora Buy Oil and Gas Ltd., a Ghanaian corporation (“PBOG”). The other 10% of PBOG is owned by one of our Ghanaian-based third party consultants. Eos itself also has two subsidiaries: Plethora Energy, Inc. a Delaware corporation and a wholly-owned subsidiary of Eos (“Plethora Energy”), and EOS Atlantic Oil & Gas Ltd., a Ghanaian corporation (“EAOG”), which is also 10% owned by the same Ghanaian-based third party consultant.  Eos, Eos Australia, PBOG, Plethora Energy and EAOG are collectively referred to as the Company’s “Subsidiaries.”

Business

We are in the business of acquiring, exploring and developing oil and gas-related assets. We formerly marketed the Safe Cell Tab product line, which consists of products designed to protect users against the potentially harmful and damaging effects of electromagnetic radiation emitted from electrical devices.  That segment of our business was discontinued in 2013.  We have written off all assets after settling all Safe Cell Tab related liabilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements include our accounts and those of our Subsidiaries. Intercompany transactions and balances have been eliminated. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding and includes the automatically converted shares of Series B preferred stock on a retroactive basis. Diluted earnings-per-share is based on the assumption that all dilutive convertible preferred shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	December 31,
	2013	2012	2011
Options	700,000	100,000	-
Warrants	11,458,000	9,668,000	-
Convertible notes	975,000	100,000
Total	13,133,000	9,868,000	-

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

Management Estimates

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, amortization and depletion allowances, the recoverability of the carrying amount and estimated useful lives of long-lived assets, asset retirement obligations, the valuation of equity instruments issued in connection with financing transactions, and share-based compensation costs. Changes in facts and circumstances may result in revised estimates.  Actual results could differ from those estimates.

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

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. At the end of each reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.

The Company assesses oil and gas properties at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through December 31, 2013, the Company has not experienced any impairment of its capitalized oil and gas properties.

For the years ended December 31, 2013 and 2012 and for the period from May 2, 2011 (inception) to December 31, 2011, the Company capitalized $1,022,500, $10,000 and $151,856 of oil and gas properties, respectively.

The Company recorded depletion expense of $40,645 and $21,408 for years ended December 31, 2013 and 2012, respectively.  No depletion expense was recorded for the period from May 2, 2011 (inception) to December 31, 2011.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of December 31, 2013 and 2012, the Company had an ARO of $76,457 and $46,791, respectively.

Oil and Gas Revenue

Revenues are recognized when hydrocarbons have been delivered, the customer has taken title and collection is reasonably assured.

Share-Based Compensation

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company accounts for share-based payments under the guidance as set forth in the Share-Based Payment Topic of the FASB Accounting Standards Codification, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, officers, directors, and consultants, including employee stock options, based on estimated fair values. The Company estimates the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model, and the value of the portion of the award that is ultimately expected to vest is recognized as expense over the required service period in the Company's Statements of Operations. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with the authoritative guidance where the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) the date at which the necessary performance to earn the equity instruments is complete. Stock-based compensation is based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, as necessary, in subsequent periods if actual forfeitures differ from those estimates.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

For certain financial instruments, the carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and current liabilities, including notes payable and convertible notes, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

We did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815.

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

One customer accounts for 100% of oil sales for the years ended December 31, 2013 and 2012. There was no revenue earned during the period May 2, 2011 (inception) to December 31, 2011.  The Company’s wells are located in Illinois.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Following the Merger, the Company’s principal focus has shifted to the business of Eos. The Company’s pre-Merger assets are less than 1% of total assets and its safe cell tab revenue is less than 1% of total revenue for the year ended December 31, 2013. Since the Company’s pre-Merger assets and operations are immaterial, the Company reports only one segment for financial statement reporting purposes.  Further, that segment of our business was discontinued in 2013, and we have written off all assets after settling all Safe Cell Tab related liabilities.

Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carrforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2013, the Company had a stockholders’ deficit of $4,176,488, and for the year ended December 31, 2013, reported a net loss of $27,116,643 and had negative cash flows from operating activities of $1,909,002. Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property and various other projects, will total approximately $1,000,000. Errors may be made in predicting and reacting to relevant business trends and the

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's 2013 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

	December 31,	December 31,
	2013	2012

Note payable at 24% (1)	$128,380	$200,000
Secured note payable, at 18%, With guaranteed interest of $54,000 (2)	600,000	600,000
Note payable, at 6% (3)	250,000	350,000
Note payable, at 5%, (4)	130,000	300,000
Total	$1,108,380	$1,450,000

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

On April 25, 2013, pursuant to a letter agreement of forbearance, Eos made a partial payment of $25,000 towards the RT loan which extended the due date to August 31, 2013.

On November 18, 2013, RT and Eos acknowledged that, as of November 8, 2013, there was $232,235, inclusive of interest, outstanding on the RT Loan. The difference of $60,000 between the recorded value of $172,325 and the settled amount of $232,235 was recorded as additional expense. Eos paid $75,000 on November 18, 2013 and agreed to make a $75,000 payment to RT on or before January 9, 2014.  RT agreed to have the remaining balance of $82,235 paid with 28,885 shares of restricted common stock at a conversion rate of $2.85.  However, if the final payment of $75,000 was not paid on or before of the January 9, 2014; and if the 28,855 shares are not delivered to RT on or before November 27, 2013, then the conversion rate was to be decreased to $1.

As of December 31, 2013, the Company had not made the required $75,000 payment; therefore, the 28,885 shares reduced the value of the loan by $28,885, to $128,380.  The fair value of the 28,885 shares was $239,497 at the date of the agreement.  As such, the Company recorded a loss on debt extinguishment of $210,642 which is the difference between the fair value of the restricted common stock of $239,497 and the $28,855 value of the shares based on the $1 conversion rate.

Subsequent to year end, the Company paid $75,000 and issued 66,000 shares valued at $620,400 of common stock for full settlement of the RT Holdings note.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

On November 18, 2013, Sharma extended the maturity date to May 31, 2014.

(3) On June 18, 2012, the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 due on September 22, 2012, and orally extended to November 30, 2012. Interest is charged at a rate of 6%.  In the event that the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest shall accrue interest at a rate of 18% per annum The loan is secured by a second priority blanket security interest in all of the Company’s assets to the extent their security interests overlap with the security interest of Babcock gained from the Babcock Loan (see (4) below). Additionally, the Company is prohibited from incurring additional indebtedness during the term of the loan, with the exception of the existing Vatsala Sharma loan, without the written consent of Rollins. On April 18, 2013, the maturity date was extended to August 31, 2013.

During 2013, the Company paid $100,000 leaving a balance of $250,000 at December 31, 2013.

On November 18, 2013, Rollins extended the maturity date to February 28, 2014, and subsequent to year end, has extended the maturity date to July 31, 2014.

(4) On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC (“Babcock”) in order to secure a $300,000 loan (the “Babcock Loan”). As of August 3, 2012, Eos also leased 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the “Babcock Lease”) from Babcock. The Company agreed to pay $7,500.00 a month in rent under the Babcock Lease. Pursuant to the Babcock Loan and Lease documents, Eos granted Babcock a mortgage and security interest in and on the Works Property and related assets, agreements and profits. On April 30, 2013, the Babcock Loan and Babcock Lease were amended. Eos agreed to pay $5,000, due and payable on April 30, 2013, to Babcock in exchange for an extension on the maturity date of the Babcock Loan to May 31, 2013. In addition, Eos agreed to pay Babcock $15,000, due and payable on April 30, 2013, as consideration for Babcock’s agreement to defer of any enforcement of its rights under the Babcock Lease caused by Eos’ failure to pay monthly rent owed on the Babcock Lease until May 31, 2013.

On November 7, 2013, the Company, Eos and Mr. Nikolas Konstant (the Company’s Chairman of the Board and Chief Financial Officer) entered into the Babcock Agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the Babcock Agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000 on the loan in three separate payments as follows: (i) on or before November 8, 2013, Eos agreed pay $100,000; (ii) on or before November 15, 2013, Eos agreed to pay $100,000; and (iii) on or before January 9, 2014, Eos agreed to pay the final payment of $130,000.  In addition, the Company agreed to issue an aggregate of 70,000 restricted shares of the Company’s common stock to certain affiliates of Babcock, which were issued on January 13, 2014.  These shares were valued at $598,500 and recorded as a debt modification cost in the accompanying statement of operations for the period ended December 31, 2013. Babcock agreed that they will not take action to bring suit or litigate against Eos through December 20, 2013, subject to extension through January 9, 2014 pursuant to the terms and conditions of the Babcock Agreement, so long as the full amount of outstanding and unpaid principal and interest on the loan has been repaid in full and the Babcock Shares have been issued pursuant to the Babcock Agreement.  The Company made payments of $100,000 on November 13, 2013 and November 18, 2013.

Subsequent to year end, the Company paid $130,000 for full settlement of the Babcock note.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

A summary of convertible promissory notes at December 31, 2013 and 2012 are as follows:

Clouding IP, LLC

On December 26, 2012, Eos entered into an Oil & Gas Services Agreement with Clouding IP, LLC (“Clouding”) in order to retain the oil and gas related services of Clouding and its affiliates.

Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, on December 26, 2012, the Company executed a series of agreements with Clouding in order to secure a $250,000 loan (the “Clouding Loan”). Pursuant to the Clouding Loan documents, Eos granted Clouding a mortgage and security interest in and on the Company’s assets. The maturity date of the Clouding Loan was March 31, 2013 which was amended to August 31, 2013, pursuant to a written extension on April 19, 2013, and interest accrues on the Clouding Loan at a rate of 4% per annum commencing December 26, 2012. On the maturity date, Eos further agreed to pay to Clouding a loan fee of $25,000. At Clouding’s option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into common stock of the Company at a conversion price of $2.50 per share.  The amount due to Clouding at December 31, 2013 and 2012 was $250,000.

As additional consideration for the loan, the Company agreed to sell to Clouding 250,000 shares of Series B Preferred Stock for the purchase price of $5,000, where such price was included in the total amount of the Clouding Loan.  The Company recorded as a debt discount the fair value of the 250,000 shares, which was determined to be $5,000, which was amortized as interest expense over the life of the Clouding Loan. At December 31, 2012, the unamortized discount was $4,688, which was all amortized to interest expense during the year ending December 31, 2013.

As the Clouding Loan was not repaid in full on March 31, 2013, pursuant to the terms of the Clouding Loan, the Company issued to Clouding an additional 150,000 shares of its Series B preferred stock, which were subsequently converted into 150,000 shares of common stock.  The shares were valued at $3,000 based on the fair value at the date issuance, and were recorded as interest expense.

As of December 31, 2013, the Clouding Loan is in default.

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

Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). The principal and all interest on the LowCal Loan were due in one installment on or before December 31, 2013, the maturity date. At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share. As the conversion price of the convertible notes issued under the loan Agreement was greater than the market value of our common stock as of the date of issuance, the Company did not recognize any beneficial conversion feature upon issuance.

On November 6, 2013, the Company, Eos, LowCal and certain affiliates of LowCal entered into a second amendment to the Loan Agreements, originally dated as of February 8, 2013 and first amended on April 23, 2013 (as amended through November 6, 2013, collectively referred to herein as the “LowCal Agreements”). Pursuant to the LowCal Agreements, the total amount of the LowCal Loan was increased from $2,500,000 to $5,000,000. The remaining $2,500,000 of the loan is to be funded in installments as further set forth in the LowCal Agreements from November 7, 2013 through January 9, 2014. As of December 31, 2013, the Company has received $1,000,000 of the additional $2,500,000, resulting in an aggregate outstanding balance of $3,500,000 due under the LowCal notes as of December 31, 2013.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The principal and all interest on the LowCal Loans are due in one installment on or before December 31, 2014. At any time while the note is outstanding, LowCal may elect to convert the principal and all accrued but unpaid interest on the LowCal Loan into restricted shares of the Company’s common stock at a conversion price of $4.00 per share.  The Company may offer to prepay the LowCal Loan, and must offer to prepay the LowCal Loan with any funds it receives from specified sources, but LowCal may decline to accept any such prepayments towards the LowCal Loan if LowCal complies with certain conditions set forth in the LowCal Agreements. On or before January 9, 2014, the LowCal Loan was to be secured by a first priority blanket security interest in Eos’ collateral and other rights in certain of Eos and the Company’s existing agreements.

On the date that the LowCal Loan has been repaid in full, LowCal shall be entitled to receive from Eos an exit fee, payable in cash and stock, in the following amounts: (i) 50,000 restricted shares of Company’s common stock; and (ii) cash in an amount equal to 10% of the total principal amount of the note. Furthermore, Eos must provide LowCal with 10 days’ notice before any repayment of the LowCal Loan. At LowCal’s option, upon its receipt of such notice, it may elect to convert all accrued but unpaid interest into 50,000 shares of the Company’s common stock.

When the Loan Agreements were first entered into on February 8, 2013, LowCal agreed to purchase 500,000 shares of Series B preferred stock of the Company for $10,000. These shares subsequently converted into 500,000 shares of the Company’s common stock. When the Loan Agreements were amended on April 23, 2013, LowCal agreed to purchase an additional 450,000 shares of Series B preferred stock of the Company for $10,000, which have also subsequently converted into 450,000 shares of the Company’s common stock. LowCal executed a Lock-Up/Leak-Out Agreement which restricts LowCal’s ability to sell these shares and any other shares of the Company it obtains. The fair value of the 950,000 shares of stock on the date of issuance was determined to be $3,239,500 of which $2,500,000 was recorded as a debt discount, which will be amortized over the life of the Loan Agreement and recorded as interest expense and $739,500, which is the amount the fair value of the stock exceeded the face value of the convertible notes, was recorded as a finance cost.

When the LowCal Agreements were amended on November 6, 2013, LowCal agreed to purchase an aggregate of up to an additional 1,000,000 restricted shares of the Company’s common stock (the “LowCal Shares”) for par value on the closing date of the LowCal Agreements, which was anticipated to occur on or before January 9, 2014. The total amount of LowCal Shares which LowCal may actually purchase on the closing date of the LowCal Agreements is dependent on LowCal timely making all remaining payments on the purchase price for the note. If a payment is missed, the total amount of LowCal Shares will be proportionately reduced. LowCal executed a Lock-Up/Leak-Out Agreement, which restricts LowCal’s ability to sell these shares and any other shares of the Company it obtains. In addition, LowCal received piggy back registration rights for the shares it may receive pursuant to the note.  In connection with the additional $1,000,000 of funding received under this amendment, the Company agreed to issue 400,000 shares of its common stock valued at $3,370,000, which has been recorded as “Shares to be issued” in the accompanying consolidated balance sheets since the shares of common stock have not been issued.  .

When the LowCal notes were amended and the additional $1,000,000 funding occurred, the market price of the Company’s common shares was in excess of the $4 per share conversion price, creating a beneficial conversion feature of $1,106,250 upon issuance.  This amount represented the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. In addition, we considered the fair value of the 400,000 shares of restricted common stock to be issued of $3,370,000 to be a cost of the financing.  To account for these costs, the Company recorded a valuation discount of $1,000,000 upon issuance, and the incremental cost of $3,476,250 over the face amount of the note was recorded as a financing cost during the year ended December 31, 2013. The Company will amortize the valuation discount to interest expense over the life of the notes.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

During the year ended December 31, 2013, the Company recognized aggregate interest expense of $2,612,182 relating to the amortization of the discounts on the Lowcal notes, resulting in an unamortized balance of $887,118 as of December 31, 2013.

Furthermore, pursuant to the modification, the conversion price for the $2,500,000 convertibles notes then outstanding was changed from $5 to $4 per share.  The reduction in the conversion price resulted in an additional modification cost of $2,579,562 calculated as the intrinsic value relating to the fair value of the additional shares to be issued as a result of the modifications.  This cost has been reflected as a finance cost in the accompanying statement of operations for the year ending December 31, 2013.

Lastly, Eos agreed that Sail Property Management Group LLC, an affiliate of LowCal (“Sail”), would be entitled to conduct periodic oversight and inspection of Eos’ business, operations and properties on behalf of LowCal. In exchange for Sail’s services, Sail will receive a $25,000 fee from Eos on the maturity date of the LowCal Loan, in addition to reimbursement for reasonable expenses.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Asset retirement obligation, beginning of period	$46,791	$-
Additions	22,715	42,537
Accretion expense	6,951	4,254
Asset retirement obligations, end of period	$76,457	$46,791

NOTE 7 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora Enterprises, LLC (“Plethora”), which is solely owned by Nikolas Konstant, the Company’s chairman of the board and chief financial officer.  Under the consulting agreement, for the years ended December 31, 2013 and 2012, the Company recorded compensation expense of $360,000 and $157,000, respectively.  The amount due to Mr. Konstant under the Plethora consulting agreement is $164,610 and $97,000 at December 31, 2013 and 2012, respectively.

The Company’s principal offices were located at 2049 Century Park East, Suite 3670, in Los Angeles, California. The Company subleased this approximately 2,000 square feet of space pursuant to an oral agreement with Princeville, an affiliate of Mr. Konstant, the Company’s chief financial officer, which in turn has an agreement to lease the space from an unaffiliated third party. Princeville paid $4,000 a month to the unaffiliated party, and the Company in turn paid $4,000 a month to Princeville. This oral lease was renewable on a year-to-year basis, but this lease was terminated and the Company moved principal offices on December 27, 2012. During the year ended December 31, 2012, Mr. Konstant paid $40,000 on behalf of the Company for the rental of this property. At December 31, 2012, the Company owed Mr. Konstant $40,000 which was recorded as “Advances from shareholder” in the accompanying consolidated balance sheets.  This amount was repaid during 2013.  There were no amounts due as of December 31, 2013.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On February 16, 2012, in order to secure a $400,000 loan, Nikolas Konstant pledged and guaranteed some of his personal assets (the “Pledge”). As consideration for the Pledge, Eos issued to Plethora Enterprises, LLC (“Plethora”) 1,000,000 restricted shares of Eos’ common stock valued at $0.056 per share for a total value of the shares issued of $56,000, which was accounted for as finance costs in 2012.Mr. Konstant is the sole member of Plethora. At the time the transactions were consummated, Mr. Konstant was the founder of Eos, and Member on and Chairman of the Board of Directors of Eos. After the Merger Agreement, Mr. Konstant also became the Company’s President, Chief Executive Officer, Chief Financial Officer, Director on and Chairman of the Board of Directors.

Other

On October 3, 2011, the Company entered into an Exclusive Business Partner and Advisory Agreement with Baychester, which owns a 10% minority interest in EAOG and PBOG. Pursuant to the agreement, the Company agreed to pay Baychester a monthly consulting fee of $10,000. The Company has paid $68,000 and $43,000 for the years ended December 31, 2013 and 2012, respectively, under this agreement. Furthermore, if either PBOG or EAOG is granted a concession in West Africa, Baychester will be issued 5,000,000 shares of the Company’s common stock. Baychester is also entitled to a bonus fee if the Company consummates a business arrangement with a third party as a result of Baychester’s introduction or contract.

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

Preferred Stock

The Company is authorized to issue an aggregate of 100,000,000 shares of preferred stock with $0.0001 par value. The Company designated 44,000,000 of the 100,000,000 authorized shares of preferred stock as Series B preferred stock.

Dividends- Dividends on Series B Stock are non-cumulative. If the Company declares any dividend of cash, securities, properties or assets other than shares of common stock, then the Company shall simultaneously declare a dividend or distribution on shares of Series B Stock in the amount of dividends or distributions that would be made with respect to shares of Series B Preferred Stock if such shares were converted into shares of common stock on the record date for such dividend or distribution. No dividend or distribution shall be payable to holders of shares of common stock unless the full dividends or distributions are paid at the same time in respect of the Series B Preferred Stock.

Conversion- Each share of Series B Preferred Stock is convertible into 800 shares of common stock subject to standard anti-dilution adjustments. Once the stockholders have approved the amendment to the Articles of Incorporation for the authorization of a sufficient number of shares of common stock to convert all issued and outstanding shares of Series B Preferred Stock into common stock, then the Company will convert all Series B Preferred stock into common stock upon the effective filing of such amendment with the Nevada Secretary of State.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Liquidation Rights- In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to its stockholders shall be distributed among the holders of the outstanding shares of Series B Preferred Stock and common stock, pro rata, in proportion to the shares of common stock then held by them and the shares of common stock which they then have the right to acquire upon conversion of the shares of Series B Preferred Stock then held by them.

Maturity- The Series B Preferred Stock shall be perpetual unless converted.

Redemption Rights- The shares of Series B Preferred stock shall not be subject to redemption by the Company or at the option of any holder of Series B Preferred Stock; provided, however, that the Company may purchase or otherwise acquire outstanding shares of Series B Preferred Stock by mutual agreement with any holder.

Sinking Fund- The shares of Series B Preferred Stock shall not be subject to or entitled to the operation of a retirement or sinking fund.

Accrued Dividends- As of December 31, 2013 and 2012, the Company has accrued preferred stock dividends payable of $0 and $27,386 related to shares of Series A preferred stock of Eos which were converted in the Merger.  On December 27, 2013, the Company issued 6,856 shares of common stock to pay the accrued dividends of $27,386.  The value of the shares totaled $55,459.  The difference between the value of the shares and the accrued dividends of $28,073 was recorded to “Interest and finance costs” in the accompanying consolidated statements of operations.

Stock Issuances for Acquisitions

In May 2011, the Company issued 24,999,000 shares of the Company’s Series B Preferred Stock at $0.0001 to Plethora for contribution of certain assets pursuant to a Contribution Agreement dated May 3, 2011. Plethora’s sole member is the Company’s CEO Nikolas Konstant.

In May 2011, the Company issued 1,479,544 shares at $.07 per share of the Company’s Series B Preferred Stock to acquire the working interests in mineral interests for 510 acres in the Illinois Basin. The value of the shares totaled $103,568.

Stock Issuances for Services

In June 2011, the Company issued 6,500,000 shares at $.07 per share of the Company’s Series B Preferred Stock to Plethora for services related to the consummation of the oil and gas properties of the Works Lease. The value of the services totaled $455,000.

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

In May 2012, the Company issued 300,000 shares of the Company’s Series B Preferred Stock to Agra Capital Advisors, LLC / Akire Inc. (“Agra”)  The stock was valued at $.056 per share or total fair value of $16,800 with the assistance of an outside valuation firm. On July 1, 2012, the Company issued 50,000 shares of the Company’s Series B Preferred Stock to Quantum as part of a consulting agreement.  The value of the shares totaled $2,800. On August 2, 2012, the Company issued 200,000 shares of the Company’s Series B Preferred Stock to John Linton pursuant to a consulting agreement.  The value of the shares totaled $11,200. On December 31, 2012, the Company issued 50,000 shares of the Company’s Series B Preferred Stock pursuant to a consulting agreement with Quantum.  The value of the shares totaled $1,000.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On January 15, 2013, the Company issued 25,000 shares of the Company’s Series B Preferred Stock pursuant to a consulting agreement.  The value of the shares totaled $500 and was recorded as consulting expense.

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”),. Pursuant to the agreement, in exchange for the provision of oil and gas consulting services, Hahn received 1,000 restricted shares of common stock of the Company upon full execution of the agreement. In addition, so long as the agreement has not been terminated, commencing on the one month anniversary of June 23, 2013 and continuing on each monthly anniversary of June 23, 2013 thereafter, Hahn will be issued 2,000 restricted shares of common stock of the Company per month, to be capped at 24,000 shares total.  At December, 2013, Hahn had received 13,000 restricted shares of common stock of the Company valued at $88,110 which was recorded as consulting expense.

During 2013, the Company issued to Quantum 100,000 shares of common stock pursuant to a consulting agreement   The value of the shares totaled $570,500 and was recorded as consulting expense.

On August 1, 2013, the Company issued 500,000 shares of common stock to Agra pursuant to a consulting agreement.  The value of the shares totaled $1,250,000 and was recorded as consulting expense.

Stock Issuances Related to Notes Payable

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

On December 26, 2012, the Company issued 250,000 shares of the Company’s Series B Preferred Stock pursuant to the convertible promissory note agreement with Clouding. The value of the shares totaled $5,000

Pursuant to a loan agreement entered into on February 8, 2013 and later amended on April 23, 2013, the Company issued 950,000 shares of the Company’s Series B Preferred Stock pursuant to the LowCal loan agreement.  The value of the shares totaled $3,239,500 of which $2,500,000 was recorded as a debt discount, which will be amortized over the life of the loan agreement and recorded as interest expense, and $739,500, which is the amount the fair value of the stock exceeded the face value of the convertible notes, was recorded as a finance cost.

On March 31, 2013, the Company issued 150,000 shares of the Company’s Series B Preferred Stock pursuant to a loan agreement with Clouding.  The value of the shares totaled $3,000 and was recorded as interest expense.

On November 7, 2013, the Company issued 70,000 shares of common stock pursuant to the amendment of the Babcock loan.  The value of the shares totaled $598,500, and was recorded as loss on debt extinguishment.

On November 17, 2013, the Company issued 28,885 shares of common stock pursuant to the amendment of the RT Holdings loan.  The value of the shares totaled $239,497 of which $28,855 was applied toward the loan and the remaining $210,642 and was recorded as loss on debt extinguishment.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Stock Issuances for Cash

In May 2011, the Company issued an aggregate of 1,100 shares of the Company’s Series B Preferred Stock at $0.0001 to Plethora and Mr. Nikolas Konstant for additional cash contribution of $10.

During the period ended December 31, 2011, the Company received aggregate cash proceeds of $400,000 for the sale of 804,000 shares of Series B Preferred Stock.

During the year ended December 31, 2011, the Company issued 726,400 shares of the Company’s Series B Preferred Stock for $88,200. Proceeds from these issuances of shares were not yet received and were accounted for as Stock subscription receivable.

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

On June 21, 2013, the Company issued 500,000 restricted shares of common stock at $0.10 per share or for a total of $50,000 cash pursuant to a consulting agreement with Brian Hannan and Jeffrey Ahlholm.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Option Activity

On May 1, 2012, the Company granted 75,000 stock options at a fair value of $2,973 to directors at an exercise price of $2.50 per share. On August 1, 2012, the Company granted 25,000 stock options at a fair value of $991 to a director at an exercise price of $2.50 per share. The fair value of the options granted during the year ended December 31, 2012 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

•      Dividend yield of 0%
•      Expected volatility of 214%
•      Risk-free interest rate of 0.39%
•      Expected life of 3 years

On June 23, 2013, the Company entered into an Employment Agreement with Martin Oring, a member of the Company’s Board of Directors, pursuant to which Mr. Oring was appointed to act as the interim President and CEO of the Company while the Company searches for other candidates to fill the positions on a long-term basis. Pursuant to the agreement, Wealth Preservation, LLC, a company owned by Mr. Oring, received 600,000 options to purchase restricted shares of common stock of the Company at a per share exercise price of $2.50. The options expire on July 31, 2018. Commencing on July 31, 2013, 50,000 options will vest at the end of each month, so long as Mr. Oring’s Employment Agreement is still in effect. Any options which have not yet vested at the time Mr. Oring’s Employment Agreement is terminated shall cease to vest. Mr. Oring will also be reimbursed for reasonable travel and business expenses.

The fair value of the 600,000 options was determined to be $1,935,908, which will be expensed over the one year vesting period beginning July 1, 2013. The fair value was determined using the Black-Scholes model with the following assumptions:

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

•      Dividend yield of 0%
•      Expected volatility of 214%
•      Risk-free interest rate of 0.73%
•      Expected life of 3 years

The weighted average grant-date fair value for the options granted during the years ended December 31, 2013 and 2012 was$3.23 and $0.04, respectively.

For the years ended December 31, 2013 and 2012, the Company recorded compensation expense related to stock options of $967,954 and $3,964, respectively which is recorded as general and administrative expense on the accompanying consolidated statements of operations.  The remaining amount to be expensed through June 30, 2014 is $967,954.

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, May 22, 2011 (inception)	-	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2011	-	-	-
Granted	100,000	2.50	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2012	100,000.00	2.50	2.58
Granted	600,000	2.50	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2013	700,000	2.50	4.15	3,850,000.00
Exercisable, December 31, 2013	250,000	2.50	3.38	1,375,000.00

The following table summarizes information about options outstanding at December 31, 2013:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	700,000	4.15	2.50

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following table summarizes information about options exercisable at December 31, 2013:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	250,000	3.38	2.50

Warrant Activity

On May 22, 2012, pursuant to the terms of the loan payable as discussed in Note 5 with Vicki P. Rollins, the Company issued a fully vested warrant to purchase 175,000 shares of the Company’s common stock at an exercise price of $2.50 per share expiring two (2) years from the date of issuance. The fair value of the warrant at the date of grant was determined to be $4,675.

On August 2, 2012, pursuant to the term of the loan payable as discussed in Note 5 with Babcock, the Company issued a fully vested warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.50 per share expiring three (3) years from the date of issuance. The fair value of the warrant at the date of grant was determined to be $793.

On August 2, 2012, pursuant to the term of the consulting agreement with John Linton, the Company issued a fully vested warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.0 per share expiring two (2) years from the date of issuance. The fair value of the warrant at the date of grant was determined to be $2,542

On December 26, 2012, pursuant to the Oil & Gas Services Agreement with Clouding, the Company issued Clouding a warrant to purchase 1,000,000 shares of common stock with a three-year term and an exercise price of $3.00 per share. The warrant will not be exercisable unless and until the Stock Split has been effectuated, and the warrant expires on December 25, 2015. By its terms, neither the exercise price nor the number of shares issuable upon exercise shall be increased or decreased upon the occurrence of the Stock Split contemplated in the Merger Agreement.  The Company recorded an expense of $2,743 for the vested warrants based on the fair value of the warrants at the date of grant.

The fair value of the above grants was estimated the Black-Scholes option-pricing model with the following assumptions:

•	Expected life of 3 years
•	Volatility of 214%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.33%

GEM

The Company and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), entered into a financing commitment on August 31, 2011, whereby GEM would provide and fund the Company with up to $400 million dollars, through a common stock subscription agreement (the “Commitment”), for the Company’s African acquisition activities.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

In consideration of GEM’s continued support of the Company and their lack of termination of or withdrawal from the Commitment between August 31, 2011 and November 21, 2012, the Company issued to GEM and a GEM affiliate a total of six common stock purchase warrants to purchase a total of 8,372,000 shares of common stock. Two of the warrants to purchase a total of 2,399,000 shares vested in 2012.  The Company recorded an expense for the year ended December 31, 2012 of $6,298 for the vested warrants based on the fair value of the warrants at the date of grant. The fair value was estimated the Black-Scholes option-pricing model with the following weighted average assumptions:

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

•
The GEM C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to GEM at an exercise price of $5.35 per share (the “GEM C Warrant”). Prior to its amendment, the GEM C Warrant would vest only upon the Company acquiring certain rights to oil and gas in Ghana. As amended, the GEM C Warrant will vest upon either of the following dates: (i) the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration; or (ii) the Company or a Subsidiary closes a deal to acquire assets having a cost greater than $40,000,000. Prior to its amendment, the GEM C Warrant also provided the Company with an option to elect to shorten the term of the GEM C Warrant (the “Company Shortening Option”), so long as certain terms and conditions had been satisfied. The amendment changed some of the terms and conditions that must be satisfied prior to the Company’s use of its Company Shortening Option. As amended, the Company may elect to shorten the term of the GEM C Warrant by moving the expiration date to the date six months (plus any additional days added if the underlying shares remain unregistered after 270 days) from the day that all of the following conditions have been satisfied: (i) either of the preconditions to vesting set forth above have been satisfied; (ii) the Company has publicly announced the ratification set forth in (i); (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) to occur.  The other terms and conditions of the original GEM C Warrant remain unaltered.  These options have not vested as of December 31, 2013.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

•
The 590 Partners C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners at an exercise price of $5.35 per share (the “590 Partners C Warrant”). All of the terms in the 590 Partners C Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM C Warrant, as amended.

•
The Company recorded as consulting expense the fair value of the GEM B Warrant and the 590 Partners B Warrant which vested on July 11, 2013 pursuant to the amended agreements.  The fair value was determined to be $4,095,407 using the Black-Scholes option pricing model with the following assumptions:

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

The fair value of the 1,500,000 Additional Warrants was determined to be $11,965,068 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 4.53 years
•	Volatility of 277%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.79%

The fair value will be amortized over the vesting period and will be adjusted each reporting period in accordance with accounting for non-employee stock compensation.  During the year ended December 31, 2013, the Company amortized $5,671,114 of the costs and as of December 31, 2013, $6,293,953 remains to be amortized through July 2014.

Pursuant to the Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a Structuring Fee equal to $4 million, which must be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company’s election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to ninety percent of the average closing trading price of the Company’s common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013.

SAI Geoconsulting

On January 21, 2013, the Company entered into a consulting agreement with SAI Geoconsulting, Inc. (“SAI”). The Company retained SAI on a non-exclusive basis to provide consulting support and advisory services for oil and gas activities. The agreement commenced on January 15, 2013 and continues for 24 months. Upon SAI’s execution of the agreement, SAI received a warrant to purchase up to 250,000 shares of the Company’s common stock at a strike price of $2.50 per share. The warrant was exercisable upon effectuation of the Stock Split, and the warrant expires on January 17, 2018. So long as the Stock Split has been effectuated, 50,000 warrants vest annually every January 21st, commencing on January 21, 2013 and ending January 21, 2017.  The consulting agreement was terminated on March 14, 2014.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The fair value of the 250,000 warrants will be expensed over the vesting period. The fair value of the 50,000 warrants that vested on May 20, 2013 was determined to be $167,527 using the Black-Scholes model with the following assumptions:

•      Dividend yield of 0%
•      Expected volatility of 214%
•      Risk-free interest rate of 0.85%
•      Expected life of 4.67 years

The fair value of the remaining 200,000 warrants at December 31, 2013 was determined to be $1,595,500, of which $380,658 was recognized during the year ended December 31, 2013. The fair value was determined using the Black-Scholes model with the following assumptions:

•      Dividend yield of 0%
•      Expected volatility of 277%
•      Risk-free interest rate of 1.75%
•      Expected life of 4.05 years

Agra

On November 6, 2013, the Company issued 100,000 warrants to Agra pursuant to their consulting agreement related to the closing of the LowCal convertible notes.  The warrants have an exercise price of $4.00, vest immediately and expire on July 31, 2018. The fair value of the 100,000 warrants was determined to be $853,548, which was recorded as “Interest and finance costs” on the accompanying consolidated statement of operations.  The fair value was determined using the Black-Scholes model with the following assumptions:

•      Dividend yield of 0%
•      Expected volatility of 277%
•      Risk-free interest rate of 1.34%
•      Expected life of 4.73 years

A summary of warrant activity for the years ended December 31, 2013 and 2012 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, May 22, 2011 (inception)	-	-	-
Granted	-	-	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2011	-	-	-
Granted	9,668,000	4.00	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2012	9,668,000	-	-
Granted	1,890,000	7.18	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2013	11,558,000	4.50	2.36	40,658,000
Exercisable, December 31, 2013	5,188,000	2.74	2.11	27,182,500

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following tables summarize information about warrants outstanding and exercisable at December 31, 2013:

Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	2,885,000	2.00	2.50
3.00	2,403,000	2.41	3.00
4.00	100,000	4.58	4.00
5.35	4,670,000	1.87	5.35
8.08	1,500,000	4.53	8.08
	11,558,000

Warrants Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	2,685,000	1.85	2.50
3.00	2,403,000	2.41	3.00
4.00	100,000	4.58	4.00
	5,188,000

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

Legal Proceedings

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. A dispute arose with Mr. Finch resulting in him being terminated. On August 9, 2012, Mr. Finch made a Demand for Arbitration before JAMS alleging breach of the Employment Agreement. As of March 15, 2014 the arbitration was suspended by JAMS for lack of prosecution by Mr. Finch. Eos had not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims if they should ever be reasserted.

TEHI Illinois LLC

On June 6, 2012, Eos entered into an Oil and Gas Operating agreement with TEHI Illinois LLC. (“TEHI”) giving authority to TEHI as the Operator for oil and/or gas production (whether primary or secondary) with full control and management of all operations on the oil and gas properties located in Illinois in which Eos as an 80% revenue and 100% working interest (the “Works Property”). TEHI has operated as the Operator on the leased properties without contract since Eos’ purchase of the Works lease in June, 2011. TEHI will receive expenses of $300 per month for managing the affairs of the lease and to properly keep the wells in operation and good workmanlike manner. Eos will also pay to TEHI its proportionate share of all operating expenses arising out of the operation and maintenance of any wells drilled, completed and equipped. TEHI is entitled to submit monthly operating statements of all operating expenses directly to the oil pipeline purchaser and deduct its operating costs from crude oil sales before remitting to Eos the Eos’ share of said crude oil sales. Eos granted a security interest in and a lien upon Eos’s ownership and interests in the oil and gas leases, the wells situated thereon, and the oil and gas produced therefrom, the proceeds therefrom, and all equipment, fixtures and personal property situated thereon to secure payment, together with interest thereon. TEHI was also granted a preferential right of first refusal to purchase the Works Property in the event Eos ever desires to sell or dispose of all or any part of Eos’ interest in the Works Property.

BAS Securities and Other Various Consulting Agreements

Pursuant to a consulting agreement dated August 1, 2013, as subsequently amended on October 15, 2013 (the “BAS Agreement”), between the Company, AGRA Capital, LLC (“AGRA”) and BA Securities, LLC (“BAS”), AGRA and BAS agreed to provide certain financial advisory services to the Company. In addition to agreeing to pay fees comprised of differing amounts of cash and warrants upon the closing of certain transactions in which AGRA and BAS have assisted, and instead of providing a cash retainer or pre-closing advance, the Company issued to BAS 500,000 shares of its restricted common stock.  The Company determined the fair value of the shares to be $1,250,000 based on the Company’s stock price on the date of the agreement and has reflected this amount as consulting cost in its accompanying statement of operations for the year ended December 31, 2013.  Pursuant to the consulting agreement, the Company paid AGRA $150,000 and issued 100,000 warrants related to the closing of the LowCal convertible notes.

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

Under the Amended PA, the Parties agreed to commence operations in furtherance of drilling wells within the West Eagle Unit by October 18, 2013, followed by operations within the North Cook Inlet Unit by December 31, 2014.  The commencement of operations in furtherance of drilling wells within the Southern Cross and Northwest Cook Inlet Units are not tied to certain dates but are instead tied to certain elections and rights which Buccaneer may choose to make or obtain in the future, as further set forth in the Amended PA. The Amended PA was terminated on November 29, 2013.

Office Lease

On December 27, 2012, the Company entered into a lease to rent 3,127 square feet of space to be used as the principal office of the Company. The lease term is from December 27, 2012 to April 30, 2017.  The Company agreed to pay rent as follows: (i) for the period of time from December 27, 2012 to December 31, 2012, rent of $2,446; (ii) commencing January 1, 2013 through December 31, 2013, monthly rent of $15,166; (iii) commencing January 1, 2014 through December 31, 2014, monthly rent of $15,635; (iv) commencing January 1, 2015 through December 31, 2015, monthly rent of $16,104; (v) commencing January 1, 2016 through December 31, 2016, monthly rent of $16,573; and (vi) commencing January 1, 2014 through April 30, 2017, monthly rent of $17,073. So long as Eos is not in default under the Office Lease, Eos shall be entitled to an abatement of rent in the amount of $15,166 per month for four full calendar months commencing February 1, 2013.  The Company paid a security deposit of $102,441.

The minimum lease payments are as follows:

Year	Amount
2014	$187,620
2015	193,248
2016	198,876
2017	68,876
$648,620

Rent expense for the years ended December 31, 2013, 2012 and for the period May 2, 2011 (inception) to December 31, 2011 was $177,545, $48,000 and $42,500, respectively.

NOTE 11 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$1,941,839	$903,232
Deferred Compensation	23,901	11,353
Accrued expenses	179,094	154,660
Stock Based Compensation	181,247	181,247
Valuation Allowance	(2,326,081)	(1,250,492)
Net deferred tax asset	$-	$-

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

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2013		2012		2011
Statutory federal income tax rate	(34	) %	(34	) %	(34.00	) %
State income taxes, net of federal taxes	(6	) %	(6	) %	(6.00	) %
Non-includable items	21%		7%		1.00%
Increase in valuation allowance	19%		33%		39.00%
Effective income tax rate	-		-		-

The components of income tax expense are as follows:

	2013	2012	2011
Current federal income tax	$-	$-	$-
Current state income tax	-	-	-
Deferred taxes	(1,075,587)	(696,004)	(554,488)
Valuation allowance	1,075,587	696,004	554,488
	$-	$-	$-

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2013 and 2012, no liability for unrecognized tax benefits was required to be recorded.”

At December 31, 2013, the Company had net operating loss carry forwards of approximately $4,784,195 for both federal and state that may be offset against future taxable income. These carry forwards will begin to expire in the year ended December 31 2031 for federal and state.  No tax benefit has been reported in the December 31, 2013, 2012 and 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 12– SUBSEQUENT EVENTS

Subsequent to year end, the Company paid $75,000 and issued 66,000 shares of common stock for full settlement of the RT Holdings note, paid $130,000 for full settlement of the Babcock note and extended the maturity date from February 28, 2014 to July 31, 2014 for the Rollins note.

Pursuant to a consulting agreement dated August 26, 2013, as subsequently amended on December 13, 2013, between the Company and DVIBRI, LLC (“DVIBRI”), DVIBRI was engaged to provide financial advisory services to the Company. In exchange for services provided under the agreement, on February 21, 2014, the Company issued to DVIBRI 20,000 shares of its restricted common stock.

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering Inc. (“Hahn”). Eos retained Hahn to provide oil and gas consulting services. Pursuant to the agreement, so long as it has not been terminated, commencing July 23, 2013 Hahn is to receive 2,000 restricted shares of common stock each month as compensation, to be capped at 24,000 shares total. Subsequent to year end, the Company issued 6,000 shares of its restricted common stock to Hahn per this agreement.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 13 – SELECTED QUARTERLY DATA (UNAUDITED)

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Revenue	$23,978	$196,776	$248,820	$126,831	$596,405
Gross profit (loss)	(33,993)	48,347	74,852	105,557	194,763
Loss from operations	(670,928)	(828,221)	(7,873,270)	(5,982,800)	(15,355,219)
Net loss	$(732,016)	$(2,694,086)	$(8,764,170)	$(14,926,371)	$(27,116,643)
Basic and diluted loss per share	$(0.01)	$(0.06)	$(0.19)	$(0.33)	$(0.59)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total
Revenue	$16,474	$-	$65,605	$(7,549)	$74,530
Gross profit (loss)	(36,000)	(121,406)	(4,988)	64,672	(97,722)
Loss from operations	(170,446)	(376,477)	(540,427)	(264,649)	(1,351,999)
Net loss	$(299,238)	$(646,761)	$(598,578)	$(378,951)	$(1,923,528)
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.01)	$(0.05)

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 14 - SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Estimated Quantities of Proved Reserves

Hahn Engineering, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2013 and 2012. Estimates of proved reserves as of December 31, 2013 and 2012 were prepared by management using the report of Hahn Engineering, Inc. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves estimated to be recovered through existing wells. Proved undeveloped reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America.

The following table shows the estimated proved developed reserves and the proved undeveloped reserves:

	December 31,	December 31,
	2013	2012
	Oil	Oil
	(bbls)	(bbls)

Proved developed reserves:	41,453	33,912
Proved undeveloped reserves:	180,960	55,142
Total proved reserves	222,413	89,054

The following table reflects the changes in estimated quantities of proved reserves:

	December 31,	December 31,
	2013	2012
	Oil	Oil
	(bbls)	(bbls)
Balance, beginning of the year	89,054	69,090
Purchases of reserves in place	-	-
Revision of previous estimates	139,831	20,863
Production	(6,472)	(899)
Net change	222,413	89,054

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Standardized Measure of Oil and Gas

	December 31,	December 31,
	2013	2012
Future cash inflows	$19,999,359	$7,728,962
Future production and development costs	(5,479,000)	(2,802,100)
Future income taxes	(3,894,466)	(1,063,757)
Future net cash flows	10,625,893	3,863,105
Discount of future net cash flows at 10% per annum	(4,058,069)	(1,231,826)
Standardized measure of discounted future net cash flows	$6,567,824	$2,631,279

The following table sets forth the changes in standardized measure of discounted future net cash flows relating to proved oil and gas reserves for the periods indicated.

Changes in Standardized Measure

	December 31,	December 31,
	2013	2012
Beginning of the year	$2,631,279	$1,949,660
Sales of oil and gas produced, net of production costs	(194,763)	97,722
Purchases of minerals in place	-	-
Revision of previous quantity estimates	4,131,308	583,897
Net change	$6,567,824	$2,631,279