Form 10-K/A
period 2013-12-31
Eos Petro, Inc.
filed 2014-04-01
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

 ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

     ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53246

Eos Petro, Inc.
(formerly Cellteck, Inc.)
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0550353 (I.R.S. Employer Identification No.)
1999 Avenue of the Stars, Suite 2520 Los Angeles, California 90067 (Address of principal executive offices) (Zip Code)
(310) 552-1555 (Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act: Common Stock, par value $.0001 per share

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was $101,677,080.

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of March 31, 2014 was 46,720,882.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report of Eos Petro, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 31, 2014 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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