Form 10-Q
period 2014-03-31
Eos Petro, Inc.
filed 2014-05-15
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

Yes ☐                No ☒

As of May 2, 2014, the registrant had 46,756,214 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets
Cash	$186,368	$21,951
Deposits and other current assets	42,419	21,029
Total current assets	228,787	42,980

Oil and gas properties, net	1,178,171	1,187,555
Other property plant and equipment, net	18,897	21,397
Long-term deposits	102,441	102,441
Total assets	$1,528,296	$1,354,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$148,888	$148,888
Accrued expenses	1,327,673	1,169,644
Amounts due shareholder	182,310	164,610
Convertible notes payable, net of discount of $1,297,865 and $887,118, respectively	3,202,135	2,862,882
Notes payable	850,000	1,108,380
Total current liabilities	5,711,006	5,454,404

Asset retirement obligation	78,368	76,457
Total liabilities	5,789,374	5,530,861

Commitments and contingencies	-	-

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
46,737,540 and 46,628,882 shares issued and outstanding	4,674	4,663
Additional paid-in capital	35,880,694	23,231,954
Shares of common stock to be issued - 700,000 and 400,000	6,804,000	3,370,000
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(46,862,246)	(30,694,905)
Total stockholders' deficit	(4,261,078)	(4,176,488)
Total liabilities and stockholders' deficit	$1,528,296	$1,354,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$103,706	$23,978

Costs and expenses
Lease operating expense	65,258	57,971
General and administrative	11,043,959	636,935
Total costs and expenses	11,109,217	694,906

Loss from operations	(11,005,511)	(670,928)

Other income (expense)
Interest and finance costs	(4,552,210)	(61,088)
Loss on debt extinguishment	(609,620)	-
Total other income (expense)	(5,161,830)	(61,088)

Net loss	$(16,167,341)	$(732,016)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.35)	$(0.01)
Weighted average common shares outstanding
basic and diluted	46,683,482	61,633,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
For the Thre Months Ended March 31, 2014
(Unaudited)

					Additional		Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Stock to be	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
Balance, December 31, 2013	-	$-	46,628,874	$4,663	$23,231,954	$3,370,000	$(88,200)	$(30,694,905)	$(4,176,488)

Issuance of common stock for consulting services	-	-	42,666	4	591,820	-	-	-	591,824
Issuance of common stock related to debt extinguishment	-	-	66,000	7	692,993	-	-	-	693,000
Fair value of share based compensation	-	-	-	-	483,977	-	-	-	483,977
Fair value of warrants issued for consulting services	-	-	-	-	9,483,700	-	-	-	9,483,700
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	1,396,250	-	-	-	1,396,250
Shares to be issued in connection with convertible note	-	-	-	-	-	3,434,000	-	-	3,434,000
Net loss	-	-	-	-	-	-	-	(16,167,341)	(16,167,341)
Balance, March 31, 2014 (Unaudited)	-	$-	46,737,540	$4,674	$35,880,694	$6,804,000	$(88,200)	$(46,862,246)	$(4,261,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(16,167,341)	$(732,016)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	9,384	4,992
Depreciation	2,500	1,334
Accretion of asset retirement obligation	1,911	1,170
Amortization of debt issuance costs	339,253	2,658
Non-cash finance costs	4,080,250	-
Loss on debt extinguishment	609,620	-
Fair value of stock issued for services	591,824	500
Fair value of stock issued in debt transaction	-	3,000
Fair value of warrants issued for consulting services	9,483,700	297
Fair value of share-based compensation	483,977	-
Change in operating assets and liabilities:
Deposits and other current assets	(21,390)	15,166
Accounts payable	-	(58,680)
Accrued expenses	158,029	109,456
Amounts due shareholder	17,700	19,000
Net cash used in operating activities	(410,583)	(633,123)

Cash flows used in investing activities:
Purchase of other fixed assets	-	(5,000)
Capital expenditures on oil and gas properties	-	(550,000)
Net cash used in investing activities	-	(555,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment to) related party	-	(14,000)
Repayment of short term notes payable	(175,000)	(70,000)
Proceeds from issuance of convertible notes	750,000	1,250,000
Net cash provided by financing activities	575,000	1,166,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	164,417	(22,123)

CASH AND CASH EQUIVALENTS, beginning of period	21,951	47,511

CASH AND CASH EQUIVALENTS, end of period	$186,368	$25,388

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$1,500
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued 550,000 shares of Series B Preferred stock
pursuant to debt agreement	$-	$10,000
Issued 66,000 shares of common stock for extinguishment of debt	$693,000	$-
300,000 shares of common stock to be issued with convertible notes	$3,434,000	$-
Fair value of beneficial conversion feature	$1,396,250	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

NOTE 1 - ORGANIZATION

The unaudited condensed consolidated financial statements have been prepared by Eos Petro, Inc., (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed balance sheet at December 31, 2013 has been derived from the Company's audited financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Upon completion of the Merger, the former stockholders of Eos owned approximately 93% of the then outstanding shares of Company stock and the holders of the Company’s previously outstanding debt and outstanding shares of Company common stock own the balance. As the owners and management of Eos had voting and operating control of the Company after the Reverse Merger, the transaction has been accounted for as a recapitalization of the Company with Eos deemed the acquiring company for accounting purposes, and the Company was deemed the legal acquirer. Due to the change in control, the condensed consolidated financial statements reflect the historical results of Eos prior to the Merger and that of the combined company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

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

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include our accounts and those of our Subsidiaries. Intercompany transactions and balances have been eliminated. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

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

	March 31,
	2014	2013
Options	700,000	100,000
Warrants	11,408,000	9,918,000
Convertible notes	1,162,500	350,000
Total	13,270,500	10,368,000

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the condensed consolidated financial statements include, but are not limited to, amortization and depletion allowances, the recoverability of the carrying amount and estimated useful lives of long-lived assets, asset retirement obligations, the valuation of equity instruments issued in connection with financing transactions, and share-based compensation costs. Changes in facts and circumstances may result in revised estimates.  Actual results could differ from those estimates.

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
For the Three Months Ended March 31, 2014 and 2013
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

The Company assesses oil and gas properties at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through March 31, 2014, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $9,384 and $4,992 for three months ended March 31, 2014 and 2013, respectively.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of March 31, 2014 and December 31, 2013, the Company had an ARO of $78,368 and $76,457, respectively.

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
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

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

For certain financial instruments, the carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents and current liabilities, including notes payable and convertible notes, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

We did not identify any other non-recurring assets and liabilities that are required to be presented in the condensed consolidated balance sheets at fair value in accordance with ASC 815.

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

One customer accounts for 100% of oil sales for the three months ended March 31, 2014 and 2013.  The Company’s oil and gas properties are located in Illinois.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB.  This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.
Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2014, the Company had a stockholders’ deficit of $4,261,078, and for the three months ended March 31, 2014, reported a net loss of $16,167,341 and had negative cash flows from operating activities of $410,583. Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property and various other projects, will total approximately $1,000,000. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's 2013 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. The Company’s ability to continue as a going concern is subject to its ability to obtain necessary funding from outside sources, including the sale of its securities or loans from financial institutions. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 - NOTES PAYABLE

Notes payable at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013

Note payable at 24% (1)	$-	$128,380
Secured note payable, at 18% (2)	600,000	600,000
Note payable, at 6% (3)	250,000	250,000
Note payable, at 5%, (4)	-	130,000
Total	$850,000	$1,108,380

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

As of December 31, 2013, the Company owed $128,380.  During the three months ended March 31, 2014, the Company settled the loan by paying $75,000 and issuing 66,000 shares of the Company’s common stock.  The fair value of the 66,000 shares was $693,000.  The Company recorded a loss on debt extinguishment of $639,620.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

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

(3) On June 18, 2012, the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 due on September 22, 2012, and orally extended to November 30, 2012. Interest is charged at a rate of 6%.  In the event that the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest shall accrue interest at a rate of 18% per annum The loan is secured by a second priority blanket security interest in all of the Company’s assets to the extent their security interests overlap with the security interest of Babcock gained from the Babcock Loan (see (4) below). Additionally, the Company is prohibited from incurring additional indebtedness during the term of the loan, with the exception of the existing Sharma loan, without the written consent of Rollins. The maturity date has been extended to July 31, 2014.

(4) On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC (“Babcock”) in order to secure a $300,000 loan (the “Babcock Loan”). As of August 3, 2012, Eos also leased 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the “Babcock Lease”) from Babcock. The Company agreed to pay $7,500 a month in rent under the Babcock Lease. Pursuant to the Babcock Loan and Lease documents, Eos granted Babcock a mortgage and security interest in and on the Works Property and related assets, agreements and profits. On April 30, 2013, the Babcock Loan and Babcock Lease were amended. Eos agreed to pay $5,000, due and payable on April 30, 2013, to Babcock in exchange for an extension on the maturity date of the Babcock Loan to May 31, 2013. In addition, Eos agreed to pay Babcock $15,000, due and payable on April 30, 2013, as consideration for Babcock’s agreement to defer of any enforcement of its rights under the Babcock Lease caused by Eos’ failure to pay monthly rent owed on the Babcock Lease until May 31, 2013.

On November 7, 2013, the Company, Eos and Mr. Nikolas Konstant (the Company’s Chairman of the Board and Chief Financial Officer) entered into an agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the Babcock Agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000 on the loan in three separate payments as follows: (i) on or before November 8, 2013, Eos agreed pay $100,000; (ii) on or before November 15, 2013, Eos agreed to pay $100,000; and (iii) on or before January 9, 2014, Eos agreed to pay the final payment of $130,000.  In addition, the Company agreed to issue an aggregate of 70,000 restricted shares of the Company’s common stock to certain affiliates of Babcock, which were issued on January 13, 2014.  Babcock agreed that they will not take action to bring suit or litigate against Eos through December 20, 2013, subject to extension through January 9, 2014 pursuant to the terms and conditions of the Babcock Agreement, so long as the full amount of outstanding and unpaid principal and interest on the loan has been repaid in full and the Babcock Shares have been issued pursuant to the Babcock Agreement.  The Company made payments of $100,000 on November 13, 2013 and November 18, 2013.

During the three months ended March 31, 2014, the Company paid $100,000 for full settlement of the debt.  Accordingly, the Company recorded a gain on extinguishment of debt of $30,000.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

A summary of convertible promissory notes at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Clouding Loan - in default	$250,000	$250,000
LowCal Loan	4,250,000	3,500,000
Unamortized discount	(1,297,865)	(887,118)
Total	$3,202,135	$2,862,882

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

As of March 31, 2014, the Clouding Loan is in default.

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

Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). The principal and all interest on the LowCal Loan were due in one installment on or before December 31, 2013, the maturity date. At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share (subsequently amended to $4 per share - see below).

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
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

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

On November 6, 2013, the Company, Eos, LowCal and certain affiliates of LowCal entered into a second amendment to the Loan Agreements, originally dated as of February 8, 2013 and first amended on April 23, 2013 (as amended through November 6, 2013, collectively referred to herein as the “LowCal Agreements”). Pursuant to the LowCal Agreements, the total amount of the LowCal Loan was increased from $2,500,000 to $5,000,000 and the conversion price was changed from $5 to $4.  As of December 31, 2013, the Company has received $1,000,000 of the additional $2,500,000.  During the period ending March 31, 2014, the Company received an additional $750,000, resulting in an aggregate outstanding balance of $4,250,000 due under the LowCal notes as of March 31, 2014.

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

During the three months ended March 31, 2014, the Company received an additional $750,000 under this amendment and the Company agreed to issue 300,000 of the LowCal Shares valued at $3,434,000, which has been recorded as “Shares to be issued” in the accompanying condensed consolidated balance sheets since the shares of common stock have not been issued.

The $4 per share conversion price for the $750,000 LowCal additional funding was below the market price of the Company’s common shares creating a beneficial conversion feature of $1,396,250 upon issuance.  This amount represented the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. In addition, we considered the $3,434,000 fair value of the 300,000 LowCal Shares to be a financing cost.  To account for these costs, the Company recorded a valuation discount of $750,000 upon issuance, and the incremental cost of $4,080,250 over the face amount of the note was recorded as a financing cost during the three months ended March 31, 2014. The Company will amortize the valuation discount to interest expense over the life of the notes.

During the three months ended March 31, 2014 and March 31, 2013, the Company recognized aggregate interest expense of $339,253 and $1,042 relating to the amortization of the discounts on the Lowcal notes, resulting in an unamortized balance of $1,297,865 as of March 31, 2014.

As of March 31, 2014, the unfunded balance under the LowCal Agreement is $750,000 and upon receipt of funds, the Company will issue the LowCal Shares.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

Three Months
Ended
March 31, 2014
Asset retirement obligation, beginning of period	$76,457
Additions	-
Accretion expense	1,911
Asset retirement obligations, end of period	$78,368

NOTE 7 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora Enterprises, LLC (“Plethora”), which is solely owned by Nikolas Konstant, the Company’s chairman of the board and chief financial officer.  Under the consulting agreement, for the three months ended March 31, 2014 and 2013, the Company recorded compensation expense of $90,000 and $90,000, respectively.  The amount due to Mr. Konstant under the Plethora consulting agreement is $182,310 and $164,610 at March 31, 2014 and December 31, 2013, respectively.

Other

On October 3, 2011, the Company entered into an Exclusive Business Partner and Advisory Agreement with Baychester, which owns a 10% minority interest in EAOG and PBOG. Pursuant to the agreement, the Company agreed to pay Baychester a monthly consulting fee of $10,000. The Company has paid $20,000 and $8,000 for the three months ended March 31, 2014 and 2013, respectively, under this agreement. Furthermore, if either PBOG or EAOG is granted a concession in West Africa, Baychester will be issued 5,000,000 shares of the Company’s common stock. Baychester is also entitled to a bonus fee if the Company consummates a business arrangement with a third party as a result of Baychester’s introduction or contract.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Stock Issuances for Services

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”). Pursuant to the agreement, Hahn will be issued 2,000 restricted shares of common stock of the Company per month, to be capped at 24,000 shares total.  During the three months ended March 31, 2014, Hahn had received 6,000 restricted shares of common stock of the Company valued at $72,500 which was recorded as consulting expense.

On February 21, 2014 and March 10, 2014, the Company issued 20,000 and 16,666 shares of common stock, respectively, pursuant to two consulting agreements with DVIBRI LLC.  The value of the shares totaled $519,324 and was recorded as consulting expense.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

NOTE 9 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2013	700,000	2.50	4.15
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2014	700,000	2.50	3.91	8,050,000
Exercisable, March 31, 2014	550,000	2.50	3.79	6,325,000

..
The following table summarizes information about options outstanding at March 31, 2014:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	700,000	3.91	2.50

The following table summarizes information about options exercisable at March 31, 2014:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	550,000	3.79	2.50

The unrecognized compensation expense related to the unvested options as of March 31, 2014, was $483,977 which will be recognized over three months.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2013	11,558,000	4.50	2.36
Granted	-	-
Exercised	-	-
Forfeited/Canceled	(150,000)	2.50
Outstanding, March 31, 2014	11,408,000	5.16	2.11	100,856,000
Exercisable, March 31, 2014	5,238,000	2.76	1.93	58,885,500

The following tables summarize information about warrants outstanding at March 31, 2014:

Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	2,735,000	1.64	2.50
3.00	2,403,000	2.16	3.00
4.00	100,000	4.34	4.00
5.35	4,670,000	1.62	5.35
12.95	1,500,000	4.28	12.95
	11,408,000

The following table summarizes information about warrants exercisable at March 31, 2014:

Warrants Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	2,735,000	1.64	2.50
3.00	2,403,000	2.16	3.00
4.00	100,000	4.34	4.00
	5,238,000

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

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

The fair value of the 1,500,000 Additional Warrants was determined to be $20,919,117 at March 31, 2014 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 4.28 years
•	Volatility of 277%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.73%

The fair value will be amortized over the vesting period and will be adjusted each reporting period in accordance with accounting for non-employee stock compensation. The Company expensed $9,403,163 during the three months March 31, 2014 and had expensed $5,670,064 during the year ended December 31, 2013 for a cumulative expense of $15,073,227.  As of March 31, 2014, $5,845,890 remains to be amortized through July 11, 2014.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

The Company has been made aware that a complaint has been filed against the Company and Nikolas Konstant by an entity alleging to be the landlord of the Babcock Lease. The complaint purportedly asks for $149,625 in unpaid rent and late fees for the Babcock Lease, although the Company has not yet been served with a copy of the complaint. The Company denies any breach or the Babcock Lease or other wrongdoing on its part and will vigorously defend against such claims if it is ever served with the complaint.

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
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

BAS Securities and Other Various Consulting Agreements

Pursuant to a consulting agreement dated August 1, 2013, as subsequently amended on October 15, 2013 (the “BAS Agreement”), between the Company, AGRA Capital, LLC (“AGRA”) and BA Securities, LLC (“BAS”), AGRA and BAS agreed to provide certain financial advisory services to the Company. For these services, the Company agrees to pay fees comprised of differing amounts of cash and warrants upon the closing of certain transactions in which AGRA and BAS have assisted.  In exchange for services provided under the BAS Agreement, on February 10, 2014 the Company issued to AGRA and BAS an aggregate of 500,000 shares of its restricted common stock, recorded for accounting purposes during the 2013 fiscal year.

On August 26, 2013, the Company engaged DVIBRI, LLC ("DVIBRI") as a consultant to render financial advice pursuant to a Consulting Agreement. The initial term of DVIBRI's consulting services, pursuant to an amendment to the Consulting Agreement effective as of February 3, 2014, expired on February 28, 2014. The Company issued 20,000 shares valued at $286,000 to DVIBRI on February 21, 2014 as compensation for services provided under the Consulting Agreement.

After the expiration of the initial Consulting Agreement, the Company and DVIBRI entered into a new Consulting Agreement, effective as of March 1, 2014, for the provision of additional consulting services for a one year period. As compensation for the services to be provided, the Company agreed to issue to DVIBRI the following: (i) $10,000 of monthly compensation, payable one half each month with the remainder payable in one lump sum at the end of the term; and (ii) in addition, a monthly issuance of 16,666 shares of restricted common stock of the Company. Accordingly, the Company issued 16,666 shares of its common stock valued at $233,325 to DVIBRI on March 10, 2014.

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2014, the Company entered into a consulting agreement for the provision of certain advice regarding business and financing activities. In exchange for the consulting services, the Company issued a warrant to purchase 20,000 shares of restricted common stock of the Company and, upon the closing of the Company’s next financing, agreed to pay a one-time fee of $17,500.  The warrant vests and becomes exercisable on May 1, 2014 at $6.00 per share, and expires on May 1, 2017.

Eos Petro, Inc. (formerly Cellteck, Inc.) and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of March 31, 2014. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of March 31, 2014, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, pre-development activities for existing assets and our Merger with Eos.

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

In connection with our business, we engage consultants with expertise in the oil and gas industries, project financing and oil and gas operations.

The financial statements included as part of this Report and the financial discussion reflect the performance of Eos and the Company, which primarily relates to Eos’ Works Property oil and gas assets located in Illinois.

Comparison of the three months ended March 31, 2014 to Mach 31, 2013.

	For the Three Month Ended March 31,
	2014		2013
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$103,706	100.0%	$23,978	100.0%	79,728	333%
Lease operating expense	65,258	62.9%	57,971	241.8%	7,287	13%
General and administrative expenses	11,043,959	10649.3%	636,935	2656.3%	10,407,024	1634%
Other expense	5,161,830	4977.4%	61,088	254.8%	5,100,742	8350%
Net loss	$(16,167,341)	-15589.6%	$(732,016)	-3052.9%	(15,435,325)	2109%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of March 31, 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended March 31, 2014 and 2013 was $103,706 and $23,978, respectively.

The increase in revenues for the three months ended March 31, 2014 is due to both the number of barrels sold and the price per barrel.  For the three months ended March 31, 2014, we sold 1,125.07 barrels at an average price of $92.18 per barrel compared to 271.62 barrels at an average price $88.28 per barrel for the three months ended March 31, 2013.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended March 31, 2014 and 2013 was $65,258 and $57,971, respectively.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2014 and 2013 was $11,043,959 and $636,935, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $174,000, $10,118,000, and $596,000 in professional fees, consulting fees and compensation, respectively for the three months ended March 31, 2014.  We recognized approximately $238,000, $125,000, and $103,000 in professional fees, consulting fees and compensation, respectively for the three months ended March 31, 2013.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  The significant increase in consulting expense is related to the $9,403,000 expense related to the amended GEM warrants.  During the three months ended March 31, 2014, we recorded compensation expense of $484,000 related to options that were issued to our CEO in June 2013 and vesting though June 2014.

Other expenses

Other expenses were $5,161,830 consisting of interest and finance costs of $4,552,210 and loss on debt extinguishment of $609,620, respectively for the three months ended March 31, 2014.  During the three months ended March 31, 2013, other expenses consisted primarily of interest and finance costs of approximately $61,000.  The increase in interest and finance costs is primarily due to the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with financing incurred during the three months ended March 31, 2014.  We recorded a  loss on debt extinguishment of $609,620 for the three months ended March 31, 2014 which is comprised of a loss on debt extinguishment of $639,620 related to the RT Holdings note payable offset by a $30,000 gain on debt extinguishment on the Babcock note payable.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from the Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of March 31, 2014, we had cash in the amount of $186,368. At March 31, 2014, we had total liabilities of $5,789,374, net of discounts of $1,297,865. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

During the three months ended March 31, 2014, we received $750,000 related to the LowCal convertible notes for a combined total of $4,250,000 as of the period then ended, and we have an additional $750,000 that we anticipate receiving during the fiscal year 2014.

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

For these reasons, the report of our auditor accompanying our financial statements filed with our December 31, 2013 10-K includes a statement that these factors raise substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

We have retained consultants to assist us in our efforts to raise capital. The consulting agreements provide for compensation in the form of cash and stock and result in additional dilution to shareholders.

Cash Flows

Operating Activities

Net cash used in operating activities was $410,583 and $633,123 for the three months ended March 31, 2014 and 2013, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Cash Used in Investing Activities

Net cash used by investing activities was $0 and $555,000 for the three months ended March 31, 2014 and 2013, respectively, and was primarily due to the capital costs incurred at the Works Property.

Cash Flows from Financing Activities

Net cash flow from financing activities was $575,000 and $1,166,000 for the three months ended March 31, 2014 and 2013, respectively. This cash generated from financing activities for the three months ended March 31, 2014 and 2013 was primarily from issuing our convertible notes of $750,000 and $1,250,00, respectively offset by repayment of short term notes payable of $175,000 and $70,000, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements and condensed consolidated financial statements that we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the condensed consolidated financial statements and accompanying notes included in this report. We base our estimates on historical information, when available, and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies to be critical to the estimates used in the preparation of our financial statements.

Use of Estimates

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the following:

•	Final well closure and associated ground reclamation costs to determine the asset retirement obligation as discussed under “Asset Retirement Obligations;”

•	Estimated variables used in the Black-Scholes option pricing model used to value options and warrants as discussed below under “Fair Value Measurements;”

•	Proved oil reserves

•	Future costs to develop the reserves; and

•	Future cash inflows and production development costs

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

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)."  ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations.  This new accounting guidance is effective for annual periods beginning after December 15, 2014.  The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

On February 26, 2014, the FASB affirmed changes in a November 2013 Exposure Draft, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, and directed the staff to draft a final Accounting Standards Update for vote by the FASB.  This is intended to reduce the cost and complexity in financial reporting by eliminating inception-to-date information from the financial statements of development stage entities.
Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business.  Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS alleging breach of the Employment Agreement.  Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. As of March 31, 2014, Eos had not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

The Company has been made aware of a complaint which has purportedly been filed against the Company and Nikolas Konstant by an entity alleging to be the landlord of the Babcock Lease. Although the Company has not been served with a copy of the complaint, the complaint purportedly asks for $149,625.00 in unpaid rent and late fees owed by the Company under the Babcock Lease. The Company denies any breach or the Babcock Lease or other wrongdoing on its part and will vigorously defend against such claims if it is ever served with the complaint.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which to our knowledge have not materially changed.  Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Agreement with Hahn Engineering

On June 23, 2013, we entered into a one year consulting agreement with Hahn Engineering Inc. (“Hahn”), an entity which previously has prepared reserve reports for our SEC reporting obligations. We retained Hahn to provide oil and gas consulting services.  Pursuant to the agreement, in exchange for the provision of oil and gas consulting services, Hahn received 1,000 restricted shares of our common stock upon full execution of the agreement. In addition, so long as the agreement has not been terminated, commencing on the one month anniversary of June 23, 2013 and continuing on each monthly anniversary of June 23, 2013 thereafter, Hahn will be issued 2,000 restricted shares of our common stock per month, to be capped at 24,000 shares total.

On January 23, 2014, February 23, 2014, March 23, 2014, and April 23, 2014, Hahn received 2,000 restricted shares of the Company’s common stock for each month, respectively, for an aggregate of 8,000 shares.

Consulting Agreement with DVIBRI

On August 26, 2013, we engaged DVIBRI as a consultant to render financial advice pursuant to a Consulting Agreement. The initial term of DVIBRI's consulting services, pursuant to an amendment to the Consulting Agreement effective as of February 3, 2014, expired on February 28, 2014.  We issued 20,000 shares to DVIBRI on February 21, 2014 as compensation for services provided under the Consulting Agreement.

After the expiration of the initial Consulting Agreement, we entered into a new Consulting Agreement wotj DVIBRI, effective as of March 1, 2014, for the provision of additional consulting services for a one year period. As compensation for the services to be provided, we agreed to issue to DVIBRI the following: (i) $10,000 of monthly compensation, payable one half each month with the remainder payable in one lump sum at the end of the term; and (ii) in addition, a monthly issuance of 16,666 shares of our restricted common stock. Accordingly, we issued 16,666 shares of its common stock to DVIBRI on March 10, 2014.

RT Holdings Shares

On February 7, 2014, we issued to RT Holdings 66,000 restricted shares of our common stock for full settlement of the outstanding note payable.

The above shares were or will be issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

As of March 31, 2014, we are in default on the Clouding convertible note.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

Exhibit 10.1	Consulting Agreement effective as of March 1, 2014 between Eos Petro, Inc. and DVIBRI, LLC*

Exhibit 10.2	Consulting Agreement effective as of April 1, 2014 between Eos Petro, Inc. and Mark Bitter*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

          * Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS PETRO, INC. a Nevada corporation

Date: May 15, 2014	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer

Date: May 15, 2014	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer