Form 10-Q
period 2014-06-30
Eos Petro, Inc.
filed 2014-08-18
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

Yes    ☐             No    ☒

As of August 1, 2014, the registrant had 46,728,882 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets
Cash	$359,566	$21,951
Deposits and other current assets	72,933	21,029
Total current assets	432,499	42,980

Oil and gas properties, net	1,149,948	1,187,555
Other property plant and equipment, net	16,369	21,397
Long-term deposits	102,441	102,441
Total assets	$1,701,257	$1,354,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$148,888	$148,888
Accrued expenses	1,466,652	1,169,644
Amounts due shareholder	167,560	164,610
Convertible notes payable, net of discount of $1,570,458 and $887,118, respectively	3,429,542	2,862,882
Notes payable	850,000	1,108,380
Total current liabilities	6,062,642	5,454,404

Asset retirement obligation	80,280	76,457
Total liabilities	6,142,922	5,530,861

Commitments and contingencies	-	-

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
46,726,882 and 46,628,882 shares issued and outstanding	4,673	4,663
Additional paid-in capital	44,249,062	23,231,954
Shares of common stock to be issued - 1,000,000 and 400,000	10,974,000	3,370,000
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(59,581,200)	(30,694,905)
Total stockholders' deficit	(4,441,665)	(4,176,488)
Total liabilities and stockholders' deficit	$1,701,257	$1,354,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$323,121	$196,776	$426,827	$220,754

Costs and expenses
Lease operating expense	120,271	148,429	185,529	206,400
General and administrative	7,017,399	876,568	18,061,358	1,513,503
Total costs and expenses	7,137,670	1,024,997	18,246,887	1,719,903

Loss from operations	(6,814,549)	(828,221)	(17,820,060)	(1,499,149)

Other income (expense)
Interest and finance costs	(5,904,405)	(1,865,865)	(10,456,615)	(1,926,953)
Loss on debt extinguishment	-	-	(609,620)	-
Total other income (expense)	(5,904,405)	(1,865,865)	(11,066,235)	(1,926,953)

Net loss	$(12,718,954)	$(2,694,086)	$(28,886,295)	$(3,426,102)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.27)	$(0.06)	$(0.62)	$(0.08)
Weighted average common shares outstanding
basic and diluted	46,723,366	45,274,211	46,700,772	44,913,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2014
(Unaudited)

					Additional		Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Stock to be	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
Balance, December 31, 2013	-	$-	46,628,882	$4,663	$23,231,954	$3,370,000	$(88,200)	$(30,694,905)	$(4,176,488)

Issuance of common stock for consulting services	-	-	32,000	3	454,097	-	-	-	454,100
Issuance of common stock related to debt extinguishment	-	-	66,000	7	692,993	-	-	-	693,000
Fair value of share based compensation	-	-	-	-	967,954	-	-	-	967,954
Fair value of warrants issued for consulting services	-	-	-	-	15,649,564	-	-	-	15,649,564
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	3,252,500	-	-	-	3,252,500
Shares to be issued in connection with convertible note	-	-	-	-	-	7,604,000	-	-	7,604,000
Net loss	-	-	-	-	-	-	-	(28,886,295)	(28,886,295)
Balance, June 30, 2014 (Unaudited)	-	$-	46,726,882	$4,673	$44,249,062	$10,974,000	$(88,200)	$(59,581,200)	$(4,441,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(28,886,295)	$(3,426,102)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	37,608	51,937
Depreciation	5,027	2,733
Accretion of asset retirement obligation	3,823	2,339
Amortization of debt issuance costs	816,660	1,005,072
Non-cash finance costs	9,356,500	739,500
Loss on debt extinguishment	609,620	-
Fair value of stock issued for services	454,100	3,910
Fair value of stock issued in debt transaction	-	3,000
Fair value of warrants issued for consulting services	15,649,564	243,329
Fair value of share-based compensation	967,954	28,956
Change in operating assets and liabilities:
Deposits and other current assets	(51,904)	14,150
Accounts payable	-	(61,680)
Accrued expenses	297,008	291,505
Amounts due shareholder	2,950	24,200
Net cash used in operating activities	(737,385)	(1,077,151)

Cash flows from investing activities:
Purchase of other fixed assets	-	(10,000)
Capital expenditures on oil and gas properties	-	(632,500)
Net cash used in investing activities	-	(642,500)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash	-	90,000
Proceeds from (repayment to) related party	-	(39,000)
Repayment of short term notes payable	(175,000)	(125,000)
Purchase of stock pursuant to reverse stock split	-	(4,118)
Repayment of convertible notes	(250,000)
Proceeds from issuance of convertible notes	1,500,000	2,500,000
Net cash provided by financing activities	1,075,000	2,421,882

NET INCREASE IN CASH AND CASH EQUIVALENTS	337,615	702,231

CASH AND CASH EQUIVALENTS, beginning of period	21,951	47,511

CASH AND CASH EQUIVALENTS, end of period	$359,566	$749,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued 950,000 shares of Series B Preferred stock
pursuant to debt agreement	$-	$3,239,500
Issued 66,000 shares of common stock for extinguishment of debt	$693,000	$-
Fair value of 600,000 shares of common stock to be issued
pursuant with convertible notes	$7,604,000	$-
Fair value of beneficial conversion feature	$3,252,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)
NOTE 1 - ORGANIZATION

The unaudited condensed consolidated financial statements have been prepared by Eos Petro, Inc., (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed balance sheet at December 31, 2013 has been derived from the Company's audited financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Organization and Business

The Company was organized under the laws of the state of Nevada in 2007. On October 12, 2012, pursuant to the Merger Agreement entered into by and between the Company, Eos Global Petro, Inc. (“Eos”), and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), dated July 16, 2012, Merger Sub merged into Eos, with Eos being the surviving entity and the Company the legal acquirer (the “Merger”). As a result of the Merger, Eos became a wholly-owned subsidiary of the Company.

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

The Company has two wholly-owned subsidiaries, Eos and Eos Australia Pty Ltd, an Australian company (“Eos Australia”), which was formed to explore business opportunities in Australia. The Company also owns 90% of Plethora Buy Oil and Gas Ltd., a Ghanaian corporation (“Plethora Buy”). Eos itself also has two subsidiaries: Plethora Energy, Inc. a Delaware corporation and a wholly-owned subsidiary of Eos (“Plethora Energy”), and EOS Atlantic Oil & Gas Ltd., a Ghanaian corporation (“EAOG”), which is also 10% owned by one of our Ghanaian-based third party consultants. Plethora Energy also owns 90% of Plethora Bay Oil & Gas Ltd., a Ghanaian corporation (“PBOG”), which is also 10% owned by the same Ghanaian-based consultant.  Eos, Eos Australia, Plethora Buy, PBOG, Plethora Energy and EAOG are collectively referred to as the Company’s “Subsidiaries.”

Business

We are in the business of acquiring, exploring and developing oil and gas-related assets. We formerly marketed the Safe Cell Tab product line, which consists of products designed to protect users against the potentially harmful and

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

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

	June 30,
	2014	2013
Options	700,000	700,000
Warrants	11,452,992	9,958,000
Convertible notes	1,250,000	600,000
Total	13,402,992	11,258,000

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013
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

The Company assesses oil and gas properties at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through June 30, 2014, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $28,224 and $37,608 for three and six months ended June 30, 2014, respectively, and $46,945 and $51,937 for the three and six months ended June 30, 2013, respectively.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of June 30, 2014 and December 31, 2013, the Company had an ARO of $80,280 and $76,457, respectively.

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013
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

One customer accounts for 100% of oil sales for the three and six months ended June 30, 2014 and 2013.  The Company’s oil and gas properties are located in Illinois.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2014, the Company had a stockholders’ deficit of $4,441,665, and for the six months ended June 30, 2014, reported a net loss of $28,886,295 and had negative cash flows from operating activities of $737,385. Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property and various other projects, will total approximately $1,000,000. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2013 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4 - NOTES PAYABLE

Notes payable at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013

Note payable at 24% (1)	$-	$128,380
Secured note payable, at 18% (2)	600,000	600,000
Note payable, at 6% (3)	250,000	250,000
Note payable, at 5%, (4)	-	130,000
Total	$850,000	$1,108,380

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

As of December 31, 2013, the Company owed $128,380.  During 2014, the Company settled the loan by paying $75,000 and issuing 66,000 shares of the Company’s common stock.  The fair value of the 66,000 shares was $693,000.  The Company recorded a loss on debt extinguishment of $639,620.

(2) On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, the Company and Sharma increased the loan amount from $400,000 to $600,000.  In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of the Company’s common stock. The loan is secured by a first priority blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation.  On June 30, 2014, the maturity date was extended to October 1, 2014.

(3) Effective May 22, 2012, the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 originally due on September 22, 2012. The loan is secured by a second priority blanket security interest in all of the Company’s assets to the extent their security interests overlap with the security interest of Babcock gained from the Babcock Loan (see (4) below). Additionally, the Company is prohibited from incurring additional indebtedness during the term of the loan, with the exception of the existing Sharma loan, without the written consent of Rollins. When the Loan Agreement was initially entered into, the Company issued to Rollins 175,000 warrants to purchase common stock with an exercise price of $2.50. Such warrants expired on May 22, 2014. On July 1, 2014, as is further described in Note 11 below, Rollins agreed to extend the maturity date of the loan to December 31, 2014 and amend the terms of the loan so that no interest accrues from inception through repayment. The Company issued to Rollins an aggregate of 250,000 new warrants in exchange for such extension and amendment.

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

On November 7, 2013, the Company, Eos and Mr. Nikolas Konstant (the Company’s Chairman of the Board and Chief Financial Officer) entered into an agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the Babcock Agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000 on the loan.  In addition, the Company agreed to issue an aggregate of 70,000 restricted shares of the Company’s common stock to certain affiliates of Babcock, which were issued on January 13, 2014.   The Company made payments of $100,000 on November 13, 2013 and November 18, 2013. During 2014, the Company paid $100,000 for settlement of the debt.  Accordingly, the Company recorded a gain on extinguishment of debt of $30,000.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

A summary of convertible promissory notes at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
	2014	2013
Clouding Loan	$-	$250,000
LowCal Loan	5,000,000	3,500,000
Unamortized discount	(1,570,458)	(887,118)
Total	$3,429,542	$2,862,882

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

On various dates in May and June 2014, the Company paid the outstanding principal and accrued interest. The Company is currently negotiating a final settlement with Clouding.

LowCal Industries

On February 8, 2013, and subsequently amended, the Company and Eos entered into the following agreements with LowCal Industries, LLC (“LowCal”) and LowCal’s affiliates: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement;(iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing; and (vi) a Compliance/Oversight Agreement (collectively referred to as the “Loan Agreements”).

Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share. (Subsequently amended to $4 per share and then to $2.50 per share - see below).

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

As is further set forth in Note 11 below, on August 14, 2014, the LowCal Agreements were amended in a third amendment in which the Company issued to LowCal a warrant to purchase 500,000 restricted shares of common stock at $4.00 per share, expiring August 14, 2017. The conversion price on principal and interest of the LowCal Loan was also further amended from $4 to $2.50. LowCal may not exercise the warrant or elect to convert the note if such exercise or conversion would cause it to beneficially own more than 9.99% of the Company’s shares.

During the six months ended June 30, 2014, the Company received an additional $1,500,000 under this amendment and the Company agreed to issue the remaining 600,000 of the LowCal Shares valued at $7,604,000, which has been recorded as “Shares to be issued” in the accompanying condensed consolidated balance sheets, since the shares of common stock were not physically issued during the quarter. The Company intends to physically issue all of the LowCal shares prior to the end of August 2014.

The $4 per share conversion price for the $1,500,000 LowCal additional funding in 2014 was below the market price of the Company’s common shares at the date of issuance creating a beneficial conversion feature of $3,252,500 upon issuance.  This amount represented the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. In addition, we considered the $7,604,000 fair value of the 600,000 LowCal Shares to be a financing cost.  To account for these costs, the Company recorded a valuation discount of $1,500,000 upon issuance, and the incremental cost of $9,356,500 over the face amount of the note was recorded as a financing cost during the six months ended June 30, 2014. The Company will amortize the valuation discount to interest expense over the life of the notes.

During the three and six months ended June 30, 2014, the Company recognized aggregate interest expense of $477,407 and $816,660, respectively, and during the three and six months ended June 30, 2013, the Company recognized aggregate interest expense of $1,000,586 and $1,001,628, respectively, relating to the amortization of the discounts on the LowCal notes.  The unamortized balance at June 30, 2014, is $1,570,458.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Six Months
	Ended	Year Ended
	June 30, 2014	December 31, 2013
Asset retirement obligation, beginning of period	$76,457	$46,791
Additions	-	22,715
Accretion expense	3,823	6,951
Asset retirement obligations, end of period	$80,280	$76,457

NOTE 7 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora Enterprises, LLC (“Plethora”), which is solely owned by Nikolas Konstant, the Company’s chairman of the board and chief financial officer.  Under the consulting agreement, for the three and six months ended June 30, 2014, the Company recorded compensation expense of $90,000 and $180,000, respectively and for the three and six months ended June 30, 2013, the Company recorded compensation expense of $90,000 and $180,000, respectively.  The amount due to Mr. Konstant under the Plethora consulting agreement is $167,560 and $164,610 at June 30, 2014 and December 31, 2013, respectively.

Plethora Oil & Gas Limited

On June 30, 2014, Plethora Energy acquired from Plethora Oil & Gas Limited, a de facto limited liability company with no assets, liabilties, or operations formed under the common law of Delaware and wholly owned by Nikolas Konstant, 15,000 shares for nominal consideration which equals 90% ownership of PBOG, making PBOG a subsidiary of the Company.

Other

On October 3, 2011, the Company entered into an Exclusive Business Partner and Advisory Agreement with Baychester, which owns a 10% minority interest in EAOG and PBOG. The terms of such agreement were amended in June 2014. Pursuant to the amended agreement dated June 16, 2014, the Company agreed to pay to Baychester $35,000 by September 2014 in exchange for services rendered. Moreover, commencing July 1, 2014 and continuing every month thereafter, the Company agreed to pay to Baychester a monthly consulting fee of $10,000. Finally, in the event the Ghanaian Ministry of Energy formally invites the Company to a meeting to negotiate the terms of a deal to acquire a concession in Ghana, regardless of the outcome of the meeting, the Company will pay to Baychester an additional $35,000.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Stock Issuances for Services

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”). Pursuant to the agreement, Hahn will be issued 2,000 restricted shares of common stock of the Company per month. While initially such monthly issuances were capped at 24,000 shares, in June 2014 the parties agreed to continue the consulting agreement month to month and to continue to provide 2,000 restricted shares of common stock of the Company to Hahn each such month. During the six months ended June 30, 2014, Hahn had received 12,000 restricted shares of common stock of the Company valued at $168,100 which was recorded as consulting expense.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2013	700,000	2.50	4.15
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2014	700,000	2.50	3.66	8,050,000
Exercisable, June 30, 2014	700,000	2.50	3.66	8,050,000

The following table summarizes information about options outstanding and exercisable at June 30, 2014:

Options Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	700,000	3.66	2.50

During the three and six months ended June 30, 2014, the Company recorded $483,977 and $967,954 of share based compensation on the vesting of these options.  During the three and six months ended June 30, 2013, the Company recorded $28,956 of share based compensation.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2013	11,558,000	4.50	2.36
Granted	20,000	-
Exercised	199,992	-
Forfeited/Canceled	(325,000)	2.50
Outstanding, June 30, 2014	11,452,992	5.16	2.04	101,043,412
Exercisable, June 30, 2014	5,149,664	2.78	1.85	57,766,304

The following tables summarize information about warrants outstanding at June 30, 2014:

Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	2,759,992	1.64	2.50
3.00	2,403,000	2.16	3.00
4.00	100,000	4.34	4.00
5.35	4,670,000	1.62	5.35
6.00	20,000	2.84	6.00
12.95	1,500,000	4.28	12.95
	11,452,992

The following table summarizes information about warrants exercisable at June 30, 2014:

Warrants Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	2,626,664	1.71	2.50
3.00	2,403,000	1.91	3.00
4.00	100,000	4.09	4.00
6.00	20,000	2.84	6.00
	5,149,664

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

During the six months ended June 30, 2014, the Company recorded $80,537 of consulting expense related to the vested warrants for SAI Consulting.

The Company and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), entered into a financing commitment on August 31, 2011, whereby GEM would provide and fund the Company with up to $400 million, through a common stock subscription agreement (the “Commitment”), for the Company’s African acquisition activities.

As further consideration for GEM’s execution of the Commitment Agreements, on July 11, 2013 GEM and GEM affiliates received common stock purchase warrants to purchase an additional 1,500,000 shares of common stock of the Company (“Additional Warrants”). The Additional Warrants vest on July 11, 2014, expire after five years and have an exercise price equal to the 30 day average trading price of the Company’s common stock on July 11, 2014 with a ceiling of $8.  At June 30, 2014, the 30 day average trading price was greater than $8; therefore, the Company used $8 as the exercise price. If the shares underlying the Additional Warrant are not registered within 24 months of July 11, 2013, the expiration date will be extended for each additional day the shares underlying Additional Warrant remain unregistered after 24 months.

The fair value of the 1,500,000 Additional Warrants was determined to be $20,596,177 at June 30, 2014 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 4.03 years
•	Volatility of 221%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.62%
The fair value will be amortized over the vesting period and will be adjusted each reporting period in accordance with accounting for non-employee stock based compensation. The Company expensed $4,902,243 and $14,305,406 during the three and six months ended June 30, 2014, respectively, and had expensed $5,670,064 during the year ended December 31, 2013 for a cumulative expense of $19,975,470.  As of June 30, 2014, $620,704 remains to be amortized through July 11, 2014.

Pursuant to the consulting agreement with DVIBRI, discussed further in Note 10, the Company issued warrants to purchase 199,992 shares of the Company’s common stock with 16,666 warrants vesting each month.  The warrants have an exercise price of $2.50 and expire on June 30, 2017.  The fair value of the 66,664 warrants that vested during the quarter was determined to be $933,121 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 10 years
•	Volatility of 221%;
•	Dividend yield of 0%;
•	Risk free interest rate of 2.53%

On April 1, 2014, the Company entered into a consulting agreement with Mark Bitter (“Bitter”). In exchange for consulting services, the Company issued to Bitter a warrant to purchase an aggregate of 20,000 restricted shares of the Company’s common stock, which vest and become exercisable on May 1, 2014 at $6.00 per share, and expire on May 1, 2017.

The fair value of the 20,000 warrants that vested during the quarter was determined to be $330,499 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3 years

•	Volatility of 253%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.86%

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

DVIBRI Consulting Agreement

On August 26, 2013, the Company engaged DVIBRI as a consultant to render financial advice pursuant to a Consulting Agreement. The initial term of DVIBRI's consulting services, pursuant to an amendment to the Consulting Agreement effective as of February 3, 2014, expired on February 28, 2014. The Company issued 20,000 shares valued at $286,000 to DVIBRI on February 21, 2014 as compensation for services provided under the Consulting Agreement.

After the expiration of the initial Consulting Agreement, the Company and DVIBRI entered into a new Consulting Agreement, effective as of March 1, 2014, for the provision of additional consulting services for a one year period. As compensation for the services to be provided, the Company agreed to issue to DVIBRI the following: (i) $10,000 of monthly compensation, payable one half each month with the remainder payable in one lump sum at the end of the term; and (ii) a warrant to purchase 199,992 shares of the Company’s common stock with 16,666 warrants vesting monthly.

Hassan Consulting Agreement

On June 24, 2014, the Company entered into a consulting agreement with Youssry Hassan (“Hassan”). Hassan will assist and advise the Company with the Company’s general business expansion strategies on new target acquisitions of oil and gas wells and fields, particularly in Africa. For transactions located by, originated by or presented, in whole or part, by Hassan, the Company will pay Hassan a success fee ranging from 1 to 2.5% of the total size of the transaction. Moreover, should one of the Company’s concession bids in Egypt become successful, Hassan may be granted up to 1,000,000 restricted shares of the Company’s common stock. Hassan is also entitled to a monthly consulting fee of $25,000, $15,000 of which shall be paid immediately and the remaining $10,000 of which shall be deferred, but not abated, until the end of the fiscal year in which such fees were earned, as well as an annual bonus of $50,000 and $10,000 to cover personal and family medical expenses.

NOTE 11 – SUBSEQUENT EVENTS

On July 1, 2014, Rollins agreed to extend the maturity date of the Rollins loan to December 31, 2014 and amend the terms of the loan so that no interest accrues from inception through repayment. The Company issued to Rollins an aggregate of 250,000 new warrants to Rollins in exchange for such extension and amendment. 175,000 of such warrants have an exercise price of $2.50, and the remainder of an exercise price of $4.00. All of such warrants expire on August 1, 2018.

On July 10, 2014, the Company entered into a Joint Oil and Gas Operating Agreement with James Blumthal (“Blumthal”) giving authority to Blumthal as the Operator for oil and/or gas production (whether primary or secondary) with full control and management of all operations on the oil and gas properties located in Illinois in which the Company as an 80% revenue and 100% working interest (the “Works Property”).  The Company will will pay to Blumthal its proportionate share of all operating expenses arising out of the operation and maintenance of any wells drilled, completed and equipped.  Concurrently with the signing of the Joint Oil and Gas Operating Agreement with Blumthal, the Company terminated the previous operating agreement with TEHI Illinois, LLC.

On August 1, 2014, the Company issued to BAS 500,000 warrants to purchase restricted shares of its common stock at $4.00 a share, vesting immediately and expiring after four years. The warrants were provided for BAS continuous support in providing consulting services to the Company.  The estimated fair value at the date of grant is $6,300,000.

Furthermore, pursuant to an agreement effective August 1, 2014, the Company amended the terms of its August 1, 2013 consulting agreement with BAS to appoint BAS as a non-exclusive M&A advisor for the Company. In exchange for the provision of such M&A advisory services, at the close of certain potential acquisitions, BAS shall receive a cash fee equal to 1%-2% of the total size of the acquisition, plus warrant coverage equal to 3.75% of the total amount of the acquisition, divided by 2.5 and at an exercise price of $4.00 per share. Such warrants will have piggy-back registration rights, vest immediately and expire July 31, 2018.

On August 14, 2014, the LowCal Agreements were amended in a third amendment in which the Company issued to LowCal a warrant to purchase 500,000 restricted shares of common stock at $4.00 per share, expiring August 14, 2017. The conversion price on principal and interest of the LowCal Loan was also further amended from $4 to $2.50. LowCal may not exercise the warrant or elect to convert the note if such exercise or conversion would cause it to beneficially own more than 9.99% of the Company’s shares.  The estimated fair value of the warrants at the date of grant is $7,300,000.

On June 23, 2013, the Company entered into an employment agreement with Martin Oring, who also acts as a director of the Company, in which Mr. Oring was appointed the CEO of the Company. In exchange for Mr. Oring’s services, he received a warrant to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term. 50,000 warrant shares vested each month the employment agreement remained in effect through June 30, 2014. On August 18, 2014, the Company and Mr. Oring entered into a new employment agreement in which Mr. Oring shall continue to act as the Company’s CEO in exchange for a new warrant. Pursuant to the new agreement entered into on August 18, 2014, the Company issued to Mr. Oring an additional warrant to purchase 600,000 shares of restricted common stock of the company at an exercise price of $2.50 with a five year term. 50,000 of such warrant shares vested immediately on the date of grant for Mr. Oring’s services provided in July 2014. The remaining warrant shares shall vest in monthly installments of 50,000 commencing August 31, 2014 and continuing thereafter every month Mr. Oring’s employment agreement remains in effect.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of June 30, 2014. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of June 30, 2014, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, pre-development activities for existing assets and our Merger with Eos.

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

Comparison of the three months ended June 30, 2014 to June 30, 2013.

	For the Three Months Ended June 30,
	2014		2013
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$323,121	100.0%	$196,776	100.0%	126,345	64%
Lease operating expense	120,271	37.2%	148,429	75.4%	(28,158)	-19%
General and administrative expenses	7,017,399	2171.8%	876,568	445.5%	6,140,831	701%
Other expense	5,904,405	1827.3%	1,865,865	948.2%	4,038,540	216%
Net loss	$(12,718,954)	-3936.3%	$(2,694,086)	-1369.1%	(10,024,868)	372%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of June 30, 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended June 30, 2014 and 2013 was $323,121 and $196,776, respectively.  The increase in revenues for the three months ended June 30, 2014 is due to both the number of barrels sold and the price per barrel.  For the three months ended June 30, 2014, we sold 3,383 barrels at an average price of $95.50 per barrel compared to 2,283 barrels at an average price $86.20 per barrel for the three months ended June 30, 2013.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended June 30, 2014 and 2013 was $120,271 and $148,429, respectively. The decrease is due to the increase in proved reserves from 89,054 as December 31, 2012 to 222,413 as of December 31, 2013.  With the increase in proved reserves, the amortization expense of each barrel extracted decreases.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2014 and 2013 were $7,017,399 and $876,568, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $77,000, $5,881,000, and $605,000 in professional fees, consulting fees and compensation, respectively for the three months ended June 30, 2014.  We recognized approximately $233,000, $252,000, and $137,000 in professional fees, consulting fees and compensation, respectively for the three months ended June 30, 2013.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  The significant increase in consulting expense is related to the $4,902,000 expense related to the amended GEM warrants.  During the three months ended June 30, 2014, we recorded compensation expense of $484,000 related to options that were issued to our CEO in June 2013 and vesting though June 2014.

Other expenses

For the three months ended June 30, 2014, other expenses were $5,904,405 consisting of interest and finance costs.   During the three months ended June 30, 2013, other expenses consisted primarily of interest and finance costs of $1,865,865.  The increase in interest and finance costs is primarily due to the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with the LowCal financing incurred during the three months ended June 30, 2014.

Comparison of the six months ended June 30, 2014 to June 30, 2013.

	For the Six Month Ended June 30,
	2014		2013
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$426,827	132.1%	$220,754	112.2%	206,073	93%
Lease operating expense	185,529	57.4%	206,400	104.9%	(20,871)	-10%
General and administrative expenses	18,061,358	5589.7%	1,513,503	769.2%	16,547,855	1093%
Other expense	11,066,235	3424.8%	1,926,953	979.3%	9,139,282	474%
Net loss	$(28,886,295)	-8939.8%	$(3,426,102)	-1741.1%	(25,460,193)	743%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of June 30, 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the six months ended June 30, 2014 and 2013 was $426,827 and $220,754, respectively.  The increase in revenues for the six months ended June 30, 2014 is due to both the number of barrels sold and the price per barrel.  For the six months ended June 30, 2014, we sold 4,509 barrels at an average price of $94.67 per barrel compared to 2,554 barrels at an average price $86.42 per barrel for the six months ended June 30, 2013.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the six months ended June 30, 2014 and 2013 was $185,529 and $206,400, respectively. The decrease is due to the increase in proved reserves from 89,054 as December 31, 2012 to 222,413 as of December 31, 2013.  With the increase in proved reserves, the amortization expense of each barrel extracted decreases.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2014 and 2013 were $18,061,358 and $1,513,503, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $251,000, $15,999,000, and $1,201,000 in professional fees, consulting fees and compensation, respectively for the six months ended June 30, 2014.  We recognized approximately

$473,000, $258,000, and $241,000 in professional fees, consulting fees and compensation, respectively for the six months ended June 30, 2013.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  The significant increase in consulting expense is related to the $14,305,000 expense related to the amended GEM warrants and the $933,000 expense related to the DVBRI warrants.  During the six months ended June 30, 2014, we recorded compensation expense of $968,000 related to options that were issued to our CEO in June 2013 and vesting though June 2014.

Other expenses

Other expenses were $11,006,235 consisting of interest and finance costs of $10,456,615 and a loss on debt extinguishment of $609,620 for the six months ended June 30, 2014.  During the six months ended June 30, 2013, other expenses consisted primarily of interest and finance costs $1,926,953.  The increase in interest and finance costs is primarily due to the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with the LowCal financing incurred during the six months ended June 30, 2014.  We recorded a loss on debt extinguishment of $606,869 for the six months ended June 30, 2014 which is comprised of a loss on debt extinguishment of $639,620 related to the RT Holdings note payable offset by a $30,000 gain on debt extinguishment on the Babcock note payable and a $2,751 gain on debt extinguishment on the Clouding note payable.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from the Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of June 30, 2014, we had cash in the amount of $359,566, and we had total liabilities of $6,142,922, net of discounts of $1,570,458. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

During the six months ended June 30, 2014, we received $1,500,000 related to the LowCal convertible notes for a combined total of $5,000,000 as of June 30, 2014.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $737,385 and $1,077,151 for the six months ended June 30, 2014 and 2013, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $0 and $642,500 for the six months ended June 30, 2014 and 2013, respectively, and was primarily due to the capital costs incurred at the Works Property.

Financing Activities

Net cash provided by financing activities was $1,075,000 and $2,421,882 for the six months ended June 30, 2014 and 2013, respectively. This cash generated from financing activities for the six months ended June 30, 2014 and 2013 was primarily from issuing our convertible notes of $1, 500,000 and $2,500,00, respectively offset by repayment of convertible notes of $250,000 and short term notes payable of $175,000 for the six months ended June 30, 2014 and repayment of short term notes payable of $125,000 for the six months ended June 30, 2013.

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

Use of Estimates

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the following:

•	Final well closure and associated ground reclamation costs to determine the asset retirement obligation as discussed under “Asset Retirement Obligations;”

•	Estimated variables used in the Black-Scholes option pricing model used to value options and warrants as discussed below under “Share Based Compensation;”

•	Proved oil reserves;

•	Future costs to develop the reserves; and

•	Future cash inflows and production development costs.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  Early adoption is not permitted.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard beginning January 1, 2017.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business.  Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS alleging breach of the Employment Agreement.  Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. As of the filing date, Eos had not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Consulting Agreement with Hahn Engineering

On June 23, 2013, we entered into a one year consulting agreement with Hahn Engineering Inc. (“Hahn”), an entity which previously has prepared reserve reports for our SEC reporting obligations. We retained Hahn to provide oil and gas consulting services.  Pursuant to the agreement, in exchange for the provision of oil and gas consulting services, Hahn received 1,000 restricted shares of our common stock upon full execution of the agreement. In addition, so long as the agreement has not been terminated, commencing on the one month anniversary of June 23, 2013 and continuing on each monthly anniversary of June 23, 2013 thereafter, Hahn will be issued 2,000 restricted shares of our common stock per month.

On April 23, 2014, May 23, 2014, June 23, 2014 and July 23, 2014, Hahn received 2,000 restricted shares of the Company’s common stock for each month, respectively, for an aggregate of 8,000 shares.

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

None.

Item 6.  Exhibits

 EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

Exhibit 10.1	Letter Agreement Dated July 1, 2014 between Eos Petro, Inc. and Vicki P. Rollins*

Exhibit 10.2	Letter Agreement re: Business Partner and Advisory Agreement Dated June 26, 2014 between Eos Petro, Inc. and Baychester Petroleum*

Exhibit 10.3	First Amendment to Consulting Agreement Effective June 30, 2014 between Eos Petro, Inc. and DVIBRI, LLC*

Exhibit 10.4	Consulting Agreement Dated June 24, 2014 between Eos Petro, Inc. and Youssry Hassan*

Exhibit 10.5	Third Amendment to the LowCal Agreements dated August 14, 2014*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS PETRO, INC. a Nevada corporation

Date: August 18, 2014	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer

Date: August 18, 2014	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer