Form 10-Q
period 2014-09-30
Eos Petro, Inc.
filed 2014-11-17
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2014

☐	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission file number 000-30995

EOS PETRO, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0550353 (I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Suite 2520 Los Angeles, California (Address of principal executive offices)	90067 (Zip code)

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

Yes   ☐                    No    ☒

As of November 11, 2014, the registrant had 47,732,882 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets
Cash	$954	$21,951
Deposits and other current assets	12,817	21,029
Total current assets	13,771	42,980

Oil and gas properties, net	1,132,727	1,187,555
Other property plant and equipment, net	13,814	21,397
Long-term deposits	102,441	102,441
Total assets	$1,262,753	$1,354,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$148,888	$148,888
Accrued expenses	1,626,852	1,169,644
Amounts due shareholder	142,560	164,610
Convertible notes payable, net of discount of $828,498 and $887,118, respectively	4,171,502	2,862,882
Notes payable	850,000	1,108,380
Derivative liabilities	22,622,348	-
Total current liabilities	29,562,150	5,454,404

Asset retirement obligation	82,191	76,457
Total liabilities	29,644,341	5,530,861

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
47,732,882 and 46,628,882 shares issued and outstanding	4,773	4,663
Additional paid-in capital	88,229,883	23,231,954
Shares of common stock to be issued - Nil and 400,000	-	3,370,000
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(116,528,044)	(30,694,905)
Total stockholders' deficit	(28,381,588)	(4,176,488)
Total liabilities and stockholders' deficit	$1,262,753	$1,354,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Oil and gas sales	$187,805	$248,820	$614,632	$469,574

Costs and expenses
Lease operating expense	112,227	173,968	297,756	380,368
General and administrative	11,766,145	7,948,122	29,827,503	9,461,625
Total costs and expenses	11,878,372	8,122,090	30,125,259	9,841,993

Loss from operations	(11,690,567)	(7,873,270)	(29,510,627)	(9,372,419)

Other income (expense)
Interest and finance costs	(11,325,602)	(890,900)	(21,782,217)	(2,817,853)
Adjustments to fair value of derivative liabilities	3,641,711	-	3,641,711	-
Loss on debt extinguishment	(37,572,386)	-	(38,182,006)	-
Total other income (expense)	(45,256,277)	(890,900)	(56,322,512)	(2,817,853)

Net loss	$(56,946,844)	$(8,764,170)	$(85,833,139)	$(12,190,272)

Net loss per share attributed to common
stockholders - basic and diluted	$(1.21)	$(0.19)	$(1.83)	$(0.27)
Weighted average common shares outstanding
basic and diluted	47,055,447	45,788,790	46,820,296	44,913,662

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
For theNine Months Ended September 30, 2014
(Unaudited)

			Additional		Stock		Total
	Common Stock		Paid-in	Stock to be	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
Balance, December 31, 2013	46,628,882	$4,663	$23,231,954	$3,370,000	$(88,200)	$(30,694,905)	$(4,176,488)

Issuance of common stock for consulting services	38,000	3	537,116	-	-	-	537,119
Issuance of common stock related to debt extinguishment	66,000	7	692,993	-	-	-	693,000
Fair value of share based compensation	-	-	3,205,706	-	-	-	3,205,706
Fair value of warrants issued for consulting services	-	-	21,813,544	-	-	-	21,813,544
Fair value of warrants issued for note payable extension	-	-	3,212,283	-	-	-	3,212,283
Fair value of warrants issued for financing costs	-	-	2,766,716	-	-	-	2,766,716
Beneficial conversion feature related to issuance of convertible debt	-	-	14,502,500	-	-	-	14,502,500
Fair value of warramts issued in connection with convertible note	-	-	7,293,171	-	-	-	7,293,171
Fair value of shares to be issued in connection with convertible note	1,000,000	100	10,973,900	(3,370,000)	-	-	7,604,000
Net loss	-	-	-	-	-	(85,833,139)	(85,833,139)
Balance, September 30, 2014 (Unaudited)	47,732,882	$4,773	$88,229,883	$-	$(88,200)	$(116,528,044)	$(28,381,588)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(85,833,139)	$(12,190,272)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	54,828	103,940
Depreciation	7,583	4,796
Accretion of asset retirement obligation	5,734	3,509
Amortization of debt issuance costs	1,558,620	1,755,503
Non-cash finance costs	22,628,670	739,500
Loss on debt extinguishment	38,182,006	-
Fair value of stock issued for services	537,119	210,150
Fair value of stock issued in debt transaction	-	3,000
Fair value of warrants issued for consulting services	21,813,544	6,992,284
Fair value of share-based compensation	3,205,706	483,977
Adjustments to fair value of derivative liabilities	(3,641,711)	-
Change in operating assets and liabilities:
Deposits and other current assets	8,212	(37,814)
Accounts payable	-	(61,680)
Accrued expenses	398,881	504,079
Amounts due shareholder	(22,050)	13,710
Net cash used in operating activities	(1,095,997)	(1,475,318)

Cash flows from investing activities:
Purchase of other fixed assets	-	(14,000)
Capital expenditures on oil and gas properties	-	(832,500)
Net cash used in investing activities	-	(846,500)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash	-	90,450
Proceeds from (repayment to) related party	-	(39,000)
Repayment of short term notes payable	(175,000)	(225,000)
Purchase of stock pursuant to reverse stock split	-	(4,118)
Repayment of convertible notes	(250,000)
Proceeds from issuance of convertible notes	1,500,000	2,500,000
Net cash provided by financing activities	1,075,000	2,322,332

NET INCREASE IN CASH AND CASH EQUIVALENTS	(20,997)	514

CASH AND CASH EQUIVALENTS, beginning of period	21,951	47,511

CASH AND CASH EQUIVALENTS, end of period	$954	$48,025

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued 950,000 shares of Series B Preferred stock
pursuant to debt agreement	$-	$3,239,500
Issued 66,000 shares of common stock for extinguishment of debt	$53,380	$-
Fair value of common stock issued with convertible note, recognized
as debt discount	$1,500,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

NOTE 1 - ORGANIZATION

The unaudited condensed consolidated financial statements have been prepared by Eos Petro, Inc., (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed balance sheet at December 31, 2013 has been derived from the Company's audited financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Upon completion of the Merger, the former stockholders of Eos owned approximately 93% of the then outstanding shares of Company stock and the holders of the Company’s previously outstanding debt and outstanding shares of Company common stock own the balance. As the owners and management of Eos had voting and operating control of the Company after the Reverse Merger, the transaction has been accounted for as a recapitalization of the Company with Eos deemed the acquiring company for accounting purposes, and the Company was deemed the legal acquirer. Due to the change in control, the condensed consolidated financial statements reflect the historical results of Eos prior to the Merger and that of the consolidated company following the Merger. Common stock and the corresponding capital amounts of the Company pre-Merger have been retroactively restated as capital stock shares reflecting the exchange ratio in the Merger.

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc.”) by filing an amendment to its articles of incorporation with the Nevada secretary of state after the name change was approved at a special meeting of the stockholders of the Company held on May 6, 2013. In anticipation of the Company’s name change, on May 17, 2013, the Company also changed the name of Eos (previously named “Eos Petro, Inc.”), to Eos Global Petro, Inc.

The Company has two wholly-owned subsidiaries, Eos and Eos Merger Sub, Inc., a Delaware corporation (“Eos Delaware”), which was formed for a potential merger with Dune Energy, Inc. following successful completion of the Company’s tender offer for all outstanding shares of Dune Energy, Inc., discussed further below. Eos itself also has two subsidiaries: Plethora Energy, Inc. a Delaware corporation and a wholly-owned subsidiary of Eos (“Plethora Energy”), and EOS Atlantic Oil & Gas Ltd., a Ghanaian corporation (“EAOG”), which is also 10% owned by one of our Ghanaian-based third party consultants. Plethora Energy also owns 90% of Plethora Bay Oil & Gas Ltd., a Ghanaian corporation (“PBOG”), which is also 10% owned by the same Ghanaian-based consultant.  Eos, Eos Delaware, PBOG, Plethora Energy and EAOG are collectively referred to as the Company’s “Subsidiaries.”

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
For the Three and Nine Months Ended September 30, 2014 and 2013
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

	September 30,
	2014	2013
Options	1,300,000	700,000
Warrants	14,577,992	11,458,000
Convertible notes	2,000,000	600,000
Total	17,877,992	12,758,000

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the condensed consolidated financial statements include, but are not limited to, amortization and depletion allowances, the recoverability of the carrying amount and estimated useful lives of long-lived assets, asset retirement obligations, the valuation of equity instruments issued in connection with financing transactions, assumptions used in the valuation of our outstanding derivative liabilities, and share-based compensation costs. Changes in facts and circumstances may result in revised estimates.  Actual results could differ from those estimates.

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
For the Three and Nine Months Ended September 30, 2014 and 2013
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

The Company assesses oil and gas properties at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through September 30, 2014, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $17,220 and $54,828 for three and nine months ended September 30, 2014, respectively, and $52,003 and $103,940 for the three and nine months ended September 30, 2013, respectively.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of September 30, 2014 and December 31, 2013, the Company had an ARO of $82,191 and $76,457, respectively.

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
For the Three and Nine Months Ended September 30, 2014 and 2013
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

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At September 30, 2014, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2014
Description	September 30, 2014	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$22,622,348	$-	22,622,348	-

Total	$22,622,348	$-	22,622,348	-

For the three and nine months ended September 30, 2014, the Company recognized a gain of $3,641,711for the changes in the fair value of the derivative liabilities.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the condensed consolidated balance sheets at fair value in accordance with ASC 815.

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

One customer accounts for 100% of oil sales for the three and nine months ended September 30, 2014 and 2013.  The Company’s oil and gas properties are located in Illinois.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-15 on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a “going concern,” meaning that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2014, the Company had a stockholders’ deficit of $28,381,588, and for the nine months ended September 30, 2014, reported a net loss of $85,833,139 and had negative cash flows from operating activities of $1,095,997. Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property but not including any possible acquisitions, will total approximately $1,000,000. In addition, however, if the Dune Merger Agreement (as defined in Note 11 below) is consummated, management estimates the Company’s capital requirements for the next twelve months will increase by $192,000,000 due to: (i) approximately $140,000,000 in expenses to consummate the Dune Merger Agreement (such expenses are discussed further in Note 11 below); and (ii) approximately $52,000,000 in CAPEX, including drilling and completing wells, for the assets acquired in the Dune Merger Agreement.  Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2013 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
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

NOTE 4 - NOTES PAYABLE

Notes payable at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013

Note payable at 24% (1)	$-	$128,380
Secured note payable, at 18% (2)	600,000	600,000
Note payable, at 6% (3)	250,000	250,000
Note payable, at 5%, (4)	-	130,000
Total	$850,000	$1,108,380

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

(2) On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, the Company and Sharma increased the loan amount from $400,000 to $600,000.  In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of the Company’s common stock. The loan is secured by a blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation.  On June 30, 2014, the maturity date was extended to October 1, 2014.  The loan is currently in default.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

(3) Effective May 22, 2012, the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 originally due on September 22, 2012. The loan is secured by a priority blanket security interest in all of the Company’s assets. When the Loan Agreement was initially entered into, the Company issued to Rollins 175,000 warrants to purchase common stock with an exercise price of $2.50. Such warrants expired on May 22, 2014. On July 1, 2014, Rollins agreed to extend the maturity date of the loan to December 31, 2014 and amend the terms of the loan so that no interest accrues from inception through repayment. The Company issued to Rollins an aggregate of 250,000 new warrants in exchange for such extension and amendment.  The fair value of the 250,000 warrants was $3,212,284 and was recorded as finance costs in the accompanying condensed consolidated financial statements.

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

On November 7, 2013, the Company, Eos and Mr. Nikolas Konstant (the Company’s Chairman of the Board and Chief Financial Officer) entered into an agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the Babcock Agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000 on the loan.  The Company made payments of $100,000 each on November 13, 2013 and November 18, 2013. During 2014, the Company paid $100,000 for settlement of the debt.  Accordingly, the Company recorded a gain on extinguishment of debt of $30,000.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

A summary of convertible promissory notes at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
	2014	2013
Clouding Loan	$-	$250,000
LowCal Loan	5,000,000	3,500,000
Unamortized discount	(828,498)	(887,118)
Total	$4,171,502	$2,862,882

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

As the Clouding Loan was not repaid in full on the initial March 31, 2013 maturity date, pursuant to the terms of the Clouding Loan, the Company issued to Clouding an additional 150,000 shares of its Series B preferred stock, which were subsequently converted into 150,000 shares of common stock.

On various dates in May and June 2014, the Company paid what it believed to be the remaining outstanding principal.  However, Clouding made claims that certain amounts of interest, as well as a loan termination fee, were still due, and on August 20, 2014, the Company entered into a settlement agreement for full cancellation and satisfaction of the Clouding Loan and related agreements.  Pursuant to the settlement agreement, the Company was to make a one-time payment of $52,500 and issue 1,775,000 warrants to Clouding and certain related parties.  If the $52,500 was not paid by August 22, 2014, then the amount due would be increased by 10% and then an additional 1% for each additional 30 days that the Company had not cured the default.  As of September 30, 2014, the amount due is $58,327 and has been reflected as an accrued expense in the accompanying condensed consolidated balance sheet.  The warrants had an exercise price of $4 and an expiration date of August 20, 2018.  The warrant agreement provided for a reduction in exercise price to 75% of the original exercise price if the Company did not pay the $52,500 by August 22, 2014 and also included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities.  Pursuant to the agreement, the exercise price was reduced to $3 when the Company did not make the required payment of $52,500 and further reduced the exercise price to $2.50 when the Company issued additional warrants with an exercise price of $2.50.  Due to the anti-dilution provision, the Company determined that the warrants were derivatives and recorded the fair value of the warrants of $26,264,059 as a derivative liability and as a loss on debt extinguishment on the September 30, 2014 condensed consolidated financial statements.

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

Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share. (Subsequently amended to $4 and then $2.50 per share - see below).  The principal and all interest on the LowCal Loans are due in one installment on or before December 31, 2014.

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

On November 6, 2013, the Company, Eos, LowCal and certain affiliates of LowCal entered into a second amendment to the Loan Agreements. Pursuant to the amended Loan Agreements , the total amount of the LowCal Loan was increased from $2,500,000 to $5,000,000 and the conversion price was changed from $5 to $4.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

When the Loan Agreements were amended on November 6, 2013, LowCal agreed to purchase an aggregate of up to an additional 1,000,000 restricted shares of the Company’s common stock (the “LowCal Shares”) for par value on the closing date of the Loan Agreements amendment, which was anticipated to occur on or before January 9, 2014. In addition, LowCal received piggy back registration rights for the shares it may receive pursuant to the note.

During the nine months ended September 30, 2014, the Company received an additional $1,500,000 under this amendment and issued 600,000 shares of its common stock as a financing cost. The $4 per share conversion price for the $1,500,000 LowCal additional funding was below the market price of the Company’s common shares at the date of issuance creating a beneficial conversion feature of $3,252,500 upon issuance. This amount represented the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. In addition, the Company considered the $7,604,000 fair value of the 600,000 LowCal Shares to be a financing cost. To account for these costs, the Company recorded a valuation discount of $1,500,000 upon issuance, and the incremental cost of $9,356,500 over the face amount of the note was recorded as a financing cost during the nine months ended September 30, 2014. The Company will amortize the valuation discount to interest expense over the life of the notes.

On August 14, 2014, the Loan Agreements were amended in a third amendment in which the Company issued to LowCal a warrant to purchase 500,000 restricted shares of common stock at $4.00 per share, expiring August 14, 2017. The conversion price on principal and interest of the LowCal Loan was also further amended from $4 to $2.50.  The Company determined the fair value of the 500,000 warrants to be $7,293,271 which was recorded as a finance cost in the accompanying condensed consolidated financial statements.  Since the modification of the conversion feature exceeded 10% of the Note's carrying amount, the Company determined the fair value of the decrease in the conversion price from $4 to $2.50 to be $11,250,000 should be recorded as loss on debt extinguishment in the accompanying condensed consolidated financial statements.

During the three and nine months ended September 30, 2014, the Company amortized $785,229 and $1,558,620, respectively, of the LowCal loan discount which was recorded to interest and finance costs.  During the three and nine months ended September 30, 2013, the Company amortized $749,186 and $1,750,814, respectively, of the LowCal loan discount which was recorded to interest and finance costs.  The unamortized balance at September 30, 2014, is $828,498.

During the three months ended September 30, 2014, the Company issued the 400,000 shares due to LowCal valued at $3,370,000 previously classified as "shares to be issued” on the December 31, 2013 consolidated financial statements.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Nine Months
	Ended	Year Ended
	September 30, 2014	December 31, 2013
Asset retirement obligation, beginning of period	$76,457	$46,791
Additions	-	22,715
Accretion expense	5,734	6,951
Asset retirement obligations, end of period	$82,191	$76,457

NOTE 7 – DERIVATIVE LIABILITIES

As discussed in Note 5, the Company issued 1,775,000 warrants to Clouding and certain related parties.  The warrant agreements included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities.  Pursuant to ASC Topic 815, “Derivatives and Hedging”, the Company determined that these warrants met the definition of a derivative; Therefore, the initial value of $26,264,059 was recorded as a derivative liability on the accompanying condensed consolidated balance sheet, and all subsequent changes in fair value will be recorded through adjustments to fair value of derivative liabilities on the accompanying condensed consolidated statements of operations.  As of September 30, 2014, the Company determined the fair value of the warrants to be $22,622,348 using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

•	Expected life of 3.89 years
•	Volatility of 199%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.78%

The Company recorded an adjustment to fair value of derivative liabilities of $3,641,711 for three and nine months ended September 30, 2014.

NOTE 8 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora Enterprises, LLC (“Plethora”), which is solely owned by Nikolas Konstant, the Company’s chairman of the board and chief financial officer.  Under the consulting agreement, for the three and nine months ended September 30, 2014, the Company recorded compensation expense of $90,000 and $270,000, respectively and for the three and nine months ended September 30, 2013, the Company recorded compensation expense of $90,000 and $270,000, respectively.  The amount due to Mr. Konstant under the Plethora consulting agreement is $142,560 and $164,610 at September 30, 2014 and December 31, 2013, respectively.

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

NOTE 9 - STOCKHOLDERS’ DEFICIT

Stock Issuances for Services

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”). Pursuant to the agreement, Hahn will be issued 2,000 restricted shares of common stock of the Company per month. While initially such monthly issuances were capped at 24,000 shares, in June 2014 the parties agreed to continue the consulting agreement month to month and to continue to provide 2,000 restricted shares of common stock of the Company to Hahn each such month. During the nine months ended September 30, 2014, Hahn had received 18,000 restricted shares of common stock of the Company valued at $251,119 which was recorded as consulting expense.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Option Activity

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2013	700,000	2.50	4.07
Granted	600,000
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2014	1,300,000	2.50	3.66	13,650,000
Exercisable, September 30, 2014	850,000	2.50	3.66	4,725,000

The following table summarizes information about options outstanding at September 30, 2014:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,300,000	3.66	2.50

The following table summarizes information about options exercisable at September 30, 2014:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	850,000	3.66	2.50

On June 23, 2013, the Company entered into an employment agreement with Martin Oring, who also acts as a director of the Company, in which Mr. Oring was appointed the CEO of the Company. In exchange for Mr. Oring’s services, he received an option to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term. 50,000 options shares vested each month the employment agreement remained in effect through June 30, 2014. On August 18, 2014, the Company and Mr. Oring entered into a new employment agreement in which Mr. Oring shall continue to act as the Company’s CEO in exchange for a new options. Pursuant to the new agreement entered into on August 18, 2014, the Company issued to Mr. Oring an additional option to purchase 600,000 shares of restricted common stock of the company at an exercise price of $2.50 with a five year term. 50,000 of such options shares vested immediately on the date of grant for Mr. Oring’s services provided in July 2014. The remaining option shares shall vest in monthly installments of 50,000 commencing August 31, 2014 and continuing thereafter every month Mr. Oring’s employment agreement remains in effect.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

During the three and nine months ended September 30, 2014, the Company recorded $2,237,752 and $3,205,706, respectively, of share based compensation.  During the three and nine months ended September 30, 2013, the Company recorded $455,021 and $483,977, respectively, of share based compensation.

As of September 30, 2014, the unamortized balance is $6,713,252 which will be expensed through June 30, 2015.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2013	11,558,000	4.50	2.21
Granted	3,444,992	2.99
Exercised	-	-
Forfeited/Canceled	(425,000)	2.62
Outstanding, September 30, 2014	14,577,992	4.69	2.21	120,212,916
Exercisable, September 30, 2014	8,274,664	2.86	2.43	83,899,972

The following tables summarize information about warrants outstanding at September 30, 2014:

Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	4,909,992	2.71	2.50
3.00	2,303,000	1.74	3.00
4.00	1,175,000	3.43	4.00
5.35	4,670,000	1.12	5.35
6.00	20,000	2.59	6.00
12.95	1,500,000	3.78	12.95
	14,577,992

The following table summarizes information about warrants exercisable at September 30, 2014:

Warrants Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	4,776,664	2.51	2.50
3.00	2,303,000	1.74	3.00
4.00	1,175,000	3.43	4.00
6.00	20,000	2.59	6.00
	8,274,664

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

GEM Global Yield Fund

The Company and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), entered into a financing commitment on August 31, 2011, whereby GEM would provide and fund the Company with up to $400 million, through a common stock subscription agreement (the “Commitment”), for the Company’s African acquisition activities.

As further consideration for GEM’s execution of the Commitment Agreements, on July 11, 2013 GEM and GEM affiliates received common stock purchase warrants to purchase an additional 1,500,000 shares of common stock of the Company (“Additional Warrants”). The Additional Warrants vest on July 11, 2014, expire after five years and have an exercise price equal to the 30 day average trading price of the Company’s common stock on July 11, 2014 with a ceiling of $8.  At September 30, 2014, the 30 day average trading price was greater than $8; therefore, the Company used $8 as the exercise price. If the shares underlying the Additional Warrant are not registered within 24 months of July 11, 2013, the expiration date will be extended for each additional day the shares underlying Additional Warrant remain unregistered after 24 months.

The fair value of the 1,500,000 Additional Warrants was determined to be $19,085,444 at the vesting date of July 11, 2014 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 4.00 years
•	Volatility of 220%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.92%

The remaining fair value was amortized through the vesting period of July 11, 2014.  The Company recognized a gain of $890,026 for the three months ended September 30, 2014 and expensed $13,415,380 during the nine months ended September 30, 2014 and expensed $5,670,064 during the year ended December 31, 2013 for a cumulative expense of $19,085,444.

DVIBRI

Pursuant to the consulting agreement with DVIBRI the Company issued warrants to purchase 199,992 shares of the Company’s common stock with 16,666 warrants vesting each month.  The warrants have an exercise price of $2.50 and expire on June 30, 2017.  The Company expensed $649,541 and $1,582,678 for the three and nine months ended September 30, 2014, respectively. The fair value of the 116,662 warrants that vested during the nine months ended September 30, 2014 was determined to be $1,582,678 using the Black-Scholes option pricing model with the following assumptions:

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

•	Expected life of between 9.76 and 10 years
•	Volatility of between 200% and 221%;
•	Dividend yield of 0%;
•	Risk free interest rate between 2.52% and 2.53%

Mark Bitter

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

The fair value was recorded as consulting expense in the accompanying condensed consolidated financial statements.

Vicki P. Rollins

As discussed in Note 4, on September 1, 2014, the Company issued to Rollins an aggregate of 250,000 new warrants pursuant to a loan extension and amendment.  The fair value of the 250,000 warrants was $3,212,284 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 4.09 years
•	Volatility of 220%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.90%

The fair value was recorded as an interest and finance cost in the accompanying condensed consolidated financial statements.

BAS Securities, LLC

On August 1, 2014, the Company issued to BAS Securities, LLC (“BAS”), one of the Company’s advisors, 500,000 warrants to purchase restricted shares of its common stock at $4.00 a share, vesting immediately and expiring after four years. The warrants were provided for BAS continuous support in providing consulting services to the Company. The Company determined the fair value at the date of grant to be $6,404,466 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 4 years
•	Volatility of 220%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.94%

The fair value was recorded as consulting expense in the accompanying condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

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

Clouding

On August 20, 2014, the Company entered into a settlement agreement for full cancellation and satisfaction of the Clouding Loan and related agreements.  Pursuant to the settlement agreement, the Company issued 1,775,000 warrants to Clouding and certain related parties.  Details of such warrants are discussed further in Note 5 and Note 7 above.

LowCal

Pursuant to the third amendment to the LowCal loan agreement as discussed in Note 5, the Company issued to LowCal a warrant to purchase 500,000 restricted shares of common stock at $4.00 per share, expiring August 14, 2017. The Company determined the fair value of the 500,000 warrants to be $7,293,271 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3 years
•	Volatility of 220%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.87%

Professional Pension Fund, LLC

On September 11, 2014, in exchange for financial advisory services provided, the Company issued to Professional Pension Fund, LLC, a warrant to purchase an aggregate of 200,000 restricted shares of the Company’s common stock at an exercise price of $2.50, which vest and become exercisable on September 11, 2014 and expire on September 11, 2017.

The fair value of the 200,000 warrants was determined to be $2,766,726 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3 years
•	Volatility of 220%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.07%

The fair value was recorded as consulting expense in the accompanying condensed consolidated financial statements.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

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

In response to the announcement of the Dune Merger Agreement (defined below), the Company has been named in a class action complaint filed in the Court of Chancery of the State of Delaware, Civil Action No. 10177-VCL, originally filed on September 29, 2014 and subsequently amended on October 17, 2014.  The complaint names Dune Energy, Inc., (“Dune”), along with each of the directors of Dune’s board, as well as the Company and Eos Delaware.  The complaint alleges that the directors of Dune’s board breached their fiduciary duties to Dune’s public stockholders, and that Dune, the Company and Eos Delaware aided and abetted Dune’s board’s breaches of fiduciary duties.  The complaint seeks a preliminary and permanent injunction, enjoining all defendants from proceeding with, consummating or closing the transactions contemplated in the Dune Merger Agreement, and in the event that the aforementioned transactions close, rescission of the transactions or awarding of rescissory damages, as well as an award of plaintiff’s attorneys’ and experts’ fees and costs. The Company denies all allegations of wrongdoing on its part, or on the part of Eos Delaware, and will vigorously defend against such claims in connection with the complaint.  Given the early stage of the litigation, however, at this time the Company is unable to form a professional judgment that an unfavorable outcome is either probable or remote, and it is not possible to assess whether or not the outcome of these proceedings will or will not have a material adverse effect on the Company.

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

Dune Merger Agreement

On September 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Dune Merger Agreement”) with Dune. Pursuant to the Dune Merger Agreement, the Company has agreed to conduct a cash tender offer (the “Offer”) to purchase all of Dune’s issued and outstanding shares of common stock, par value $0.001 per share (the “Shares”), at a price of $0.30 per Share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement (the “Offer Price”).  In addition to the Offer Price, the Company and Eos Delaware shall provide Dune with sufficient funds to pay in full and discharge all of Dune’s outstanding indebtedness and shall assume liability for all Dune trade debt, as well as fees and expenses related to the Dune Merger Agreement and the transactions contemplated therein.

At the commencement of the Offer, the Company estimated that the total amount of cash required to complete the transactions contemplated by the Dune Merger Agreement will be approximately $140 million dollars, including: (i) approximately $22 million to purchase all of the Shares, (ii) approximately $11 million for the payment of any fees, expenses and other related amounts incurred in connection with the Offer and the Dune Merger, and (iii) approximately $107 million to pay in full and discharge all of Dune’s outstanding indebtedness (other than accrued trade debt of Dune, which shall be assumed by the surviving entity in the merger). The Offer is not subject to a financing contingency.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

In certain instances set forth in the Dune Merger Agreement, if the Dune Merger Agreement is terminated, depending on the circumstances that caused the termination, either: (i) the Company may owe Dune a termination fee of $5.5 million dollars, or (ii) Dune may owe the Company a termination fee of $3.5 million dollars.

Following the successful completion of the Offer, and subject to the terms and conditions of the Dune Merger Agreement, the Company will be merged with and into Dune, with Dune surviving as a direct wholly-owned subsidiary of Eos (the “Dune Merger”). At the effective time of the Dune Merger, each issued and outstanding Share, other than Shares held in the treasury of Dune or owned by Eos or any of their affiliates and Shares held by holders who have properly demanded appraisal rights under Delaware law, will be converted into the right to receive consideration equal to the Offer Price.

The Offer commenced on October 9, 2014 and was originally scheduled to expire on November 6, 2014, but on November 6, 2014 the expiration of the Offer was extended to November 20, 2014 in order to give the Company additional time to arrange financing for the contemplated transactions.

The above does not purport to be a complete summary of the Offer and Dune Merger. For further information, please see the Company’s Schedule T/O as filed with the Securities and Exchange Commission on October 9, 2014, as subsequently amended, as well as the 14D-9 filed by Dune with the Securities and Exchange Commission on October 9, 2014, as subsequently amended.

NOTE 12 – SUBSEQUENT EVENTS

We are in the process of restructuring the LowCal Loan, although the definitive terms of such restructuring have not yet been finalized. Notwithstanding the foregoing, on October 9, 2014 the Company received a $150,000 advance from LowCal upon the understanding that such advance will become part of the LowCal Loan, as ultimately restructured.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of September 30, 2014. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc.”) by filing an amendment to its articles of incorporation with the Nevada secretary of state after the name change was approved at a special meeting of the stockholders of the Company held on May 6, 2013.

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

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of September 30, 2014, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, pre-development activities for existing assets and our Merger with Eos.

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

On September 17, 2014, the Company entered the Dune Merger Agreement with Dune. Pursuant to the Dune Merger Agreement, the Company has agreed to conduct the Offer to purchase all of Dune’s issued Shares, at the Offer Price.  In addition to the Offer Price, the Company and Eos Delaware shall provide Dune with sufficient funds to pay in full and discharge all of Dune’s outstanding indebtedness and shall assume liability for all Dune trade debt, as well as fees and expenses related to the Dune Merger Agreement and the transactions contemplated therein. Following the successful completion of the Offer, and subject to the terms and conditions of the Dune Merger Agreement, the Company will be merged with and into Dune, with Dune surviving as a direct wholly-owned subsidiary of Eos.

At the commencement of the Offer, we estimated that the total amount of cash required to complete the transactions contemplated by the Dune Merger Agreement will be approximately $140 million dollars, including: (i) approximately $22 million to purchase all of the Shares, (ii) approximately $11 million for the payment of any fees, expenses and other related amounts incurred in connection with the Offer and the Dune Merger, and (iii) approximately $107 million to pay in full and discharge all of Dune’s outstanding indebtedness (other than accrued trade debt of Dune, which shall be assumed by the surviving entity in the merger). The Offer is not subject to a financing contingency. The Offer commenced on October 9, 2014 and was originally scheduled to expire on November 6, 2014, but on November 6, 2014 the expiration of the Offer was extended to November 20, 2014 in order to give us additional time to arrange financing for the contemplated transactions.

Comparison of the three months ended September 30, 2014 to September 30, 2013.

	For the Three Months Ended September 30,
	2014		2013
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$187,805	100.0%	$248,820	100.0%	(61,015)	-25%
Lease operating expense	112,227	59.8%	173,968	69.9%	(61,741)	-35%
General and administrative expenses	11,766,145	6265.1%	7,948,122	3194.3%	3,818,023	48%
Other expense	45,256,277	24097.5%	890,900	358.0%	44,365,377	4980%
Net loss	$(56,946,844)	-30322.3%	$(8,764,170)	-3522.3%	(48,182,674)	550%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of September 30, 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended September 30, 2014 and 2013 was $187,805 and $248,820, respectively.  The decrease in revenues for the three months ended September 30, 2014 is due to both the number of barrels sold and the price per barrel.  For the three months ended September 30, 2014, we sold 2,064 barrels at an average price of $90.98 per barrel compared to 2,529 barrels at an average price $98.40 per barrel for the three months ended September 30, 2013.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended September 30, 2014 and 2013 was $112,227 and $173,968, respectively. The decrease is due to the increase in proved reserves from 89,054 as December 31, 2012 to 222,413 as of December 31, 2013.  With the increase in proved reserves, the amortization expense of each barrel extracted decreases.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2014 and 2013 were $11,766,145 and $7,948,122, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $129,000, $9,117,000, and $2,362,000 in professional fees, consulting fees and compensation, respectively for the three months ended September 30, 2014.  We recognized approximately $236,000, $6,994,000, and $585,000 in professional fees, consulting fees and compensation, respectively for the three months ended September 30, 2013.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  During the three months ended September 30, 2014, we recorded compensation expense of $2,238,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.

Other expenses

For the three months ended September 30, 2014, other expenses were $45,256,277 consisting of interest and finance costs of approximately $11,326,000, loss on debt extinguishment of approximately $37,572,000 and a gain of approximately $3,642,000 related to the change in fair value of the derivative liabilities.   During the three months ended September 30, 2013, other expenses consisted primarily of interest and finance costs of $890,900.  The increase in interest and finance costs is primarily due to the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with the LowCal financing incurred during the three months ended September 30, 2014.  The loss on debt modification is due to the 1,775,000 warrants issued per the Clouding settlement agreement with a fair value of approximately $26, 300,000 and the reduction in the conversion price from $4 to $2.50 for the LowCal loan with a fair value of approximately $11,300,000.  The gain of $3,642,000 related to the adjustment to fair value of derivative liabilities is due to the change in fair value of the 1,775,000 warrants, which were recorded as derivative liabilities due to the anti-dilution provisions.

Comparison of the nine months ended September 30, 2014 to September 30, 2013.

	For the Nine Month Ended September 30,
	2014		2013
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$614,632	327.3%	$469,574	188.7%	145,058	31%
Lease operating expense	297,756	158.5%	380,368	152.9%	(82,612)	-22%
General and administrative expenses	29,827,503	15882.2%	9,461,625	3802.6%	20,365,878	215%
Other expense	56,322,512	29989.9%	2,817,853	1132.5%	53,504,659	1899%
Net loss	$(85,833,139)	-45703.3%	$(12,190,272)	-4899.2%	(73,642,867)	604%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of September 30, 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the nine months ended September 30, 2014 and 2013 was $614,632 and $469,574, respectively.  The increase in revenues for the nine months ended September 30, 2014 is due to both the number of barrels sold and the price per barrel.  For the nine months ended September 30, 2014, we sold 6,573 barrels at an average price of $93.51 per barrel compared to 5,083 barrels at an average price $92.38 per barrel for the nine months ended September 30, 2013.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the nine months ended September 30, 2014 and 2013 was $297,756 and $380,368, respectively. The decrease is due to the increase in proved reserves from 89,054 as December 31, 2012 to 222,413 as of December 31, 2013.  With the increase in proved reserves, the amortization expense of each barrel extracted decreases.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $29,827,503 and $9,461,625, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $379,000, $25,447,000 and $3,565,000 in professional fees, consulting fees and compensation, respectively for the nine months ended September 30, 2014.  We recognized approximately $706,000, $7,472,000, and $825,000 in professional fees, consulting fees and compensation, respectively for the nine months ended September 30, 2013.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  The significant increase in consulting expense is related to the $13,415,000 expense related to the amended GEM warrants, the $6,404,000 related to BAS warrants, and $1,583,000 expense related to the DVBRI warrants.  During the nine months ended September 30, 2014, we recorded compensation expense of $968,000 related to options that were issued to our CEO in June 2013 and vesting through June 2014 and we recorded expense of $2,238,000 related to options that were issued to out CEO in August 2014 and vesting through June 2015.

Other expenses

For the nine months ended September 30, 2014, other expenses were $56,323,000 consisting of interest and finance costs of $21,782,000, a loss on debt extinguishment of $38,182,000 and a gain of $3,642,000 related to the change in fair value of the derivative liabilities.  The increase in interest and finance costs is primarily due to the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with the LowCal financing incurred during the nine months ended September 30, 2014.  The loss on debt modification is primarily due to the 1,775,000 warrants issued per the Clouding settlement agreement with a fair value of approximately $26,300,000 and the reduction in the conversion price from $4 to $2.50 for the LowCal loan with a fair value of approximately $11,300,000.  The gain of $3,642,000 related to the adjustment to fair value of derivative liabilities is due to the change in fair value of the 1,775,000 warrants, which were recorded as derivative liabilities due to the anti-dilution provisions.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from the Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of September 30, 2014, we had cash in the amount of $954, and we had total liabilities of $29,644,341, net of discounts of $828,498. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property but not including any possible acquisitions, will total approximately $1,000,000. In addition, however, if the Dune Merger Agreement is consummated, management estimates the Company’s capital requirements for the next twelve months will increase by $192,000,000 due to: (i) approximately $140,000,000 in expenses to consummate the Dune Merger Agreement (such expenses are discussed further in Note 11 below); and (ii) approximately $52,000,000 in CAPEX, including drilling and completing wells, for the assets acquired in the Dune Merger Agreement.

During the nine months ended September 30, 2014, we received $1,500,000 related to the LowCal Loan for a combined total of $5,000,000 as of September 30, 2014.  As discussed in Note 12, on October 9, 2014 the Company received an additional $150,000 from LowCal.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $1,095,997 and $1,475,318 for the nine months ended September 30, 2014 and 2013, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $0 and $846,500 for the nine months ended September 30, 2014 and 2013, respectively, and was primarily due to the capital costs incurred at the Works Property.

Financing Activities

Net cash provided by financing activities was $1,075,000 and $2,322,332 for the nine months ended September 30, 2014 and 2013, respectively. This cash generated from financing activities for the nine months ended September 30, 2014 was primarily from issuing our convertible notes of $1,500,000, offset by repayment of convertible notes of $250,000 and short term notes payable of $175,000. This cash generated from financing activities for the nine months ended September 30, 2013 was primarily from issuing our convertible notes of $2,500,000 and from issuance of common stock for cash of $90,450, offset by repayment of short term notes payable of $225,000, repayment of related party of $39,000 and purchase of stock pursuant to reverse stock split of $4,118 for the nine months ended September 30, 2013.

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
  Proved oil reserves;
  Future costs to develop the reserves; and
  Future cash inflows and production development costs.
  Input assumptions used in the valuation of derivative liabilities
Actual results could differ from those estimates.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-15 on the its consolidated financial statements.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.  Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:
  We lack the proper accounting policies and procedures that resulted in significant unrecorded transactions, lack of supporting documentation, approval processes and record retention processes;
  We lack the accounting staff to oversee the financial statement closing process in a timely and efficient manner;
  We lack an independent audit committee and chairman; and
  We lack the proper segregation of duties as one person can initiate, authorize and execute transactions.
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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to the announcement of the Dune Merger Agreement, the Company has been named in a class action complaint filed in the Court of Chancery of the State of Delaware, Civil Action No. 10177-VCL, originally filed on September 29, 2014 and subsequently amended on October 17, 2014.  The complaint names Dune, along with each of the directors of Dune’s board, as well as the Company and Eos Delaware.  The complaint alleges that the directors of Dune’s board breached their fiduciary duties to Dune’s public stockholders, and that Dune, the Company and Eos Delaware aided and abetted Dune’s board’s breaches of fiduciary duties.  The complaint seeks a preliminary and permanent injunction, enjoining all defendants from proceeding with, consummating or closing the transactions contemplated in the Dune Merger Agreement, and in the event that the aforementioned transactions close, rescission of the transactions or awarding of rescissory damages, as well as an award of plaintiff’s attorneys’ and experts’ fees and costs. The Company denies all allegations of wrongdoing on its part, or on the part of Eos Delaware, and will vigorously defend against such claims in connection with the complaint.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 23, 2014, August 23, 2014, September 23, 2014 and October 23, 2014, Hahn received 2,000 restricted shares of the Company’s common stock for each month, respectively, for an aggregate of 8,000 shares.

During the three months ended September 30, 2014, the Company issued the 400,000 shares due to LowCal previously classified as "shares to be issued” on the December 31, 2013 consolidated financial statements.

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

EOS PETRO, INC. a Nevada corporation

Date: November 17, 2014	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer

Date: November 17, 2014	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer