Form 10-K
period 2014-12-31
Eos Petro, Inc.
filed 2015-03-31
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price of the registrant’s common stock on the OTC Bulletin Board as of the last business day of the registrant’s most recently completed second fiscal quarter was $197,802,948.

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of March 30, 2015 was 47,743,882.

PART IV	40

Item 15. Exhibits, Financial Statement Schedules	40

Signatures	46

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This annual report on Form 10-K (this “Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as December 31, 2013. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Report and those reports, statements, information and announcements address activities, events or developments that Eos Petro, Inc. (“Company”), (together with its two subsidiaries, Eos Global Petro, Inc., a Delaware corporation (“Eos”) and Plethora Buy Out and Gas Limited, a Ghanaian company (“PBOG”) and Eos’ own two subsidiaries, EOS Atlantic Oil & Gas Ltd., a Ghanaian limited liability company (“EAOG”), and Plethora Energy, Inc., a Delaware corporation (“Plethora Energy”), herein after referred to as “we,” “us,” “our,” or “our Company” unless the context otherwise requires) expects or anticipates, will or may occur in the future.

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

PART I

Item 1. Business

Overview

We are in the business of acquiring, exploring and developing oil and gas-related assets. We formerly marketed the Safe Cell Tab product line, which consisted of products designed to protect users against the potentially harmful and damaging effects of electromagnetic radiation emitted from electrical devices. That segment our business was discontinued in 2013. We have abandoned the assets after settling Safe Cell Tab related liabilities.

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

The Company has two wholly-owned subsidiaries, Eos and Eos Merger Sub, Inc., a Delaware corporation (“Eos Delaware”), which was formed for a potential merger with Dune Energy, Inc., discussed further below. Eos itself also has two subsidiaries: Plethora Energy, Inc. a Delaware corporation and a wholly-owned subsidiary of Eos (“Plethora Energy”), and EOS Atlantic Oil & Gas Ltd., a Ghanaian corporation (“EAOG”), which is also 10% owned by one of our Ghanaian-based third party consultants. Plethora Energy also owns 90% of Plethora Bay Oil & Gas Ltd., a Ghanaian corporation (“PBOG”), which is also 10% owned by the same Ghanaian-based consultant. Eos, Eos Delaware, PBOG, Plethora Energy and EAOG are collectively referred to as the Company’s “Subsidiaries.”

Our Strategy

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

Disclosure of Reserves

The following table provides evaluation information on all 700 acres of the Works Property as of December 31, 2014 from the February 17, 2015 reserve evaluation from Hahn Engineering, Inc. (“Hahn Engineering”):

	Proved Developed (a)		Proved (b)	Total Proved (c), (d)
	Producing	Non-Producing	Undeveloped Undrilled	Proved
Gross Reserves
Oil-Barrels (e)	46,116	28,032	218,640	290,778
Net Reserves
Oil-Barrels (e)	36,893	22,418	174,912	234,222

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

All of the information regarding the Works Property reserves in this report is derived from Hahn Engineering’s February 17, 2015 reserve report, which is filed as Exhibit 99.1 to this Report.

Oil and Gas Production, Production Prices and Production Costs

For the fiscal year ended December 31, 2012, the Works Property produced approximately 899 net barrels of oil, for which the average sales price per barrel produced was $83. For the fiscal year ended December 31, 2013, the Works Property produced approximately 6,742 net barrels of oil, for which the average sales price per barrel produced was $88.  For the fiscal year ended December 31, 2014, the Works Property produced approximately 8,779 net barrels of oil, for which the average sales price per barrel produced was $87.

For the fiscal year ended December 31, 2012, we estimate an average production cost per unit of oil of $ 192, our operating expenses for the fiscal year ended December 31, 2012 were $150,844 and our production costs were $ 172,252.

For the fiscal year ended December 31, 2013, we estimate an average production cost per unit of oil of $62, our operating expenses for the fiscal year ended December 31, 2013 were $354,046 and our production costs were $401,642.

For the fiscal year ended December 31, 2014, we estimate an average production cost per unit of oil of $49, our operating expenses for the fiscal year ended December 31, 2014 were $353,050 and our production costs were $427,076.

Oil and Gas Properties, Wells, Operations and Acreage

As of December 31, 2012, the Works Property had 4 productive oil wells, and as of December 31, 2013 and 2014, the Works Property had 6 and 10 productive oil wells respectively over its approximately 700 acres. Of those 700 acres, there were 496 net and gross developed acres and 200 net and gross undeveloped acres as of December 31, 2014, 2013 and 2012.

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

Present Activities; Drilling and Other Exploratory and Development Activities

During 2013, we drilled five new wells and anticipate drilling three additional wells during 2015.

Our oil and gas properties are subject to royalties and other customary outstanding interests. Our properties are also subject to an operating agreement, current taxes and insurance payments. Our properties have also been subject to certain liens, mortgages and other security interests. We do not believe that any of these burdens will materially interfere with the use of our properties,

We sell our crude oil and condensate obtained from the Works Property to Countrymark Refining and Logistics, LLC (“Countrymark”) pursuant to an agreement between our operator, TEHI, and Countrymark. The agreement remains in effect until it is revoked in writing by TEHI or upon Countrymark giving TEHI 30 days’ notice. We sell to Countrymark at prevailing daily market prices, which normally incorporate regional differentials that include but are not limited to transportation costs and adjustments for product quality. Pursuant to our agreement with TEHI, TEHI is paid for its operating expenses and certain supervision fees directly from the proceeds of our sale of crude oil to Countrymark before Countrymark remits the sales of the crude oil to us.  In 2014 our agreement with TEHI was terminated, and on July 10, 2014 we entered into an operator agreement with James E. Blumthal to perform the services that were previously being performed by TEHI.

Additional information regarding our profits and total assets can be found in the financial statements under Item 8 of this Report.

Merger Agreement with Dune Energy, Inc.

On September 17, 2014 we entered into an Agreement and Plan of Merger (the “Dune Merger Agreement”) with Dune Energy, Inc., a Delaware corporation (“Dune”) and Eos Merger Sub. Inc., a Delaware corporation and direct wholly-owned subsidiary of Eos (“Merger Sub”).  Pursuant to the Dune Merger Agreement, and on the terms and subject to the conditions described therein, Merger Sub agreed to conduct a cash tender offer (the “Tender Offer”) to purchase all of Dune’s issued and outstanding shares of common stock, par value $0.001 per share (the “Dune Shares”), at a price of $0.30 per Dune Share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement (the “Offer Price”).

Due to the severe decline in oil prices, our sources of capital for the merger and tender offer were withdrawn, and we were unable to proceed to complete the merger and tender described in the Dune Merger Agreement on the terms originally negotiated.

Through a series of amendments to the Dune Merger Agreement, the parties amended and extended the Dune Merger Agreement, ultimately until February 27, 2015, when the Tender Offer expired.  In conjunction with the Dune Merger Agreement extensions, the Tender Offer was also extended while the parties continued to try negotiate financing terms.

The Dune Merger Agreement contained representations, warranties and covenants customary for a transaction of this nature.  The Dune Merger Agreement also included customary termination provisions for Dune and Eos and provided that, in connection with the termination of the Merger Agreement underspecified circumstances, Dune would be required to pay Eos a termination fee of $3,500,000 in cash, and under other specified circumstances, Eos would be required to pay Dune a termination fee of $5,500,000 in cash.

After the expiration of the Tender Offer, Dune was notified by Eos that shares of Dune’s common stock would be returned to the tendering stockholders.  On March 4, 2015, Dune provided us with notice of its decision to terminate the Dune Merger Agreement in accordance with Section 8.1(c)(i) of the Dune Merger Agreement.

Pursuant to Section 8.1(c)(i) of the Dune Merger Agreement, Dune’s letter terminating the Dune Merger Agreement demanded the Parent Termination Fee (as defined in the Dune Merger Agreement) of $5,500,000 in cash, and reimbursement for certain unidentified expenses incurred by Dune.  Dune has threatened to bring litigation to collect these amounts in connection with its contention that Eos breached the Dune Merger Agreement and is entitled to the breakup fee set forth in the Dune Merger Agreement. We do not believe that we have liability for the break-up fee and we intend to vigorously defend ourselves if an action is brought.

The forgoing description of the Dune Merger Agreement, as amended, does not purport to be complete, and is subject to, and qualified in its entirety by, our 8-Ks filed with the Securities and Exchange Commission on September 18, 2014, November 21, 2014, December 23, 2014, January 20, 2015, January 28, 2015, February 4, 2015, February 11, 2015, February 17, 2015, February 24, 2015, February 26, 2015, and March 10, 2015, which are incorporated herein by this reference.

Safe Cell Tab Segment

Following the Merger, the Company’s principal focus shifted to the oil and gas business. Since the Company’s pre-merger assets and Safe Cell Tab revenue were less than 1% of the Company’s total 2012 and 2013 revenue and assets, the Company’s management has determined that the Company’s Safe Cell Tab operations are immaterial, and this Report will not disclose separate information for the Safe Cell Tab segment. Further, that segment of our business was discontinued in 2013. We have abandoned the assets after settling Safe Cell Tab related liabilities.

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
  Change in governments;
  Civil unrest;
  Price and currency controls;
  Limitations on oil and natural gas production;
  Tax, environmental, safety and other laws relating to the petroleum industry;
  Changes in laws relating to the petroleum industry;
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
  Require the acquisition of various permits before operations commence;
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

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production. The U.S. Congress has considered legislation to subject hydraulic fracturing operations to federal regulation and to require the disclosure of chemicals used by us and others in the oil and gas industry in the hydraulic fracturing process. The EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel under the federal Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where EPA is the permitting authority. A number of federal agencies are also analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA is conducting a comprehensive research study to investigate the potential adverse environmental impacts of hydraulic fracturing, including on water quality and public health. The EPA released a progress report outlining work currently underway on December 21, 2012.  A report that compiles the results of various research projects is expected in 2015.  These ongoing or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other regulatory mechanisms. President Obama has created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources. In addition, the EPA announced its intention to propose regulations in 2015 under the federal Clean Water Act to regulate waste water discharges from hydraulic fracturing and other natural gas production.

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

Employees

As of December 31, 2014, the Company had three executive officers who are employees of the Company. One of these executive officers is full-time and the other two are part-time. We also work with a variety of consultants.

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

The Works Property has nine currently producing wells, constituting our total production for the year ended December 31, 2014. In addition, at December 31, 2014, our total net proved reserves were attributable to the fields on the Works Property. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected. In addition, any expansion of operations and corresponding revenue from the Works Property will require a significant and capital expense that the Company currently does not have.

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

  Our ability to generate adequate working capital;
  The successful development and exploration of our properties;
  Market demand for natural gas and oil;
  The performance level of our competitors;
  Our ability to attract and retain key employees, and
  Our ability to efficiently explore, develop and produce sufficient quantities of marketable natural gas or oil in a highly competitive and speculative environment, while maintaining quality and controlling costs.
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

We have entered into certain loan agreements with our secured lenders with respect to outstanding obligations owing to these lenders. As of December 31, 2014, there was due and owing to these lenders the principal sum of $5,600,000. We can give no assurance that we will be able to fulfill the obligations created under such loan agreements on a timely basis or at all. If we do not comply with any or all of the conditions of the loan agreements, our secured lenders may declare us in default of such agreements. If any of our lenders declares their respective loan agreement in default, we may be forced to discontinue operations, and stockholders may lose their entire investment.

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

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the required capital by other means. If we do not succeed in raising additional capital, our resources may be insufficient to fund our planned operations in 2015 or thereafter.

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

Our business revenues in 2014 did not exceed our operating costs, and we may never become profitable. A significant amount of capital will be necessary to advance the development of our business to the point at which it will become commercially viable. If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.

We estimate that within the next 12 months, we will need substantial cash and liquidity for operations and to fund other committments, and we do not have sufficient cash on hand or liquidity to meet this requirement. Although we are seeking additional sources of debt or equity financings, there can be no assurance that we will be able to obtain any additional financings. If we are unable to obtain new financings, we may not be able to earn profits and may not be able to continue our operations.

There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to continue to generate sufficient operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our financial condition raises substantial doubt that we will be able to continue as a “going concern,” and our independent auditors included a statement regarding this uncertainty in their report on our financial statements as of December 31, 2014.  If we cannot continue as a “going concern,” you may lose your entire investment in us.

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

Moreover, you should anticipate that operating and capital expenditures will increase significantly in future years primarily due to:
  increase in the competitiveness of the markets for our products;
  hiring of additional personnel;
  expansion into new markets and acquisition of new properties; and
  the absence of significant revenues from our current oil and gas producing assets.
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

We intend to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with debt. During 2014, we participated, and in 2015 we expect to continue to participate, in the further exploration and development projects at the Works Property leases in Illinois. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds we may have a limited ability, particularly in the current economic environment, to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements. It is possible that we may raise capital for these purposes in the form of the sale of common stock or in convertible debt securities which could lead to significant dilution of our existing shareholders.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates included in this document are based on various assumptions required by the SEC, including unescalated prices and costs and capital expenditures subsequent to December 31, 2014, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves incorporated by reference in this document. In addition, our reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data.

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
  Political and economic instability;
  Changes in United States and other national government trade policies affecting the market for our services;
  Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act (FCPA) and similar non-United States laws and regulations;
  Currency exchange rate fluctuations, devaluations and other conversion restrictions;
  Restrictions on repatriating foreign profits back to the United States; and
  Difficulties in staffing and managing international operations.
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
  our access to the capital necessary to drill wells and acquire properties;
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
  operating a significantly larger combined organization and adding operations;
  difficulties in the assimilation of the assets and operations of the acquired business, especially if the assets acquired are in a new business segment or geographic area;
  the risk that oil and natural gas reserves acquired may not be of the anticipated magnitude or may not be developed as anticipated;
  the loss of significant key employees from the acquired business;
  the diversion of management’s attention from other business concerns;
  the failure to realize expected profitability or growth;
  the failure to realize expected synergies and cost savings;
  coordinating geographically disparate organizations, systems and facilities; and
  coordinating or consolidating corporate and administrative functions.

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
  an inability to integrate successfully the businesses we acquire;
  the assumption of liabilities;
  limitations on rights to indemnity from the seller;
  the diversion of management’s attention from other business concerns; and
  losses of key employees at the acquired businesses.
If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

We require subcontractors and suppliers to assist us in providing certain services, and we may be unable to retain the necessary consultants, subcontractors or obtain supplies to complete certain projects adversely affecting our business.

We use and intend to continue to use consultants and subcontractors to perform portions of our oil production and to manage workflow. We are currently dependent on James Blumental for the Works Property production. However, general market conditions may limit the availability of subcontractors to perform portions of our requirements causing delays and increases in our costs, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

The Company has identified the following factors of the material weaknesses, as further discussed below in this Report:
  Lack of an independent audit committee;
  Lack of formal approval policies by the Board of Directors;
  Lack of adequate consciousness over individuals responsible for certain key control activities;
  Insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations;
  An insufficient number of personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company’s financial reporting requirements.
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

Nikolas Konstant, our Chairman and CFO, exercises voting rights with respect to an aggregate of 32,500,100 shares of our common stock, which represents approximately 68.08% of the voting power of our outstanding capital stock as of March 30, 2015.  As a result, Mr. Konstant has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the shares of common stock and might harm the market price of our common stock. In addition, Mr. Konstant has the ability to control the management and major strategic investments of our company as a result of his positions and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Konstant owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Konstant owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Konstant is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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

It is anticipated that our common stock price will be volatile. Our common stock price may fluctuate due to factors such as:
  actual or anticipated fluctuations in our quarterly and annual operating results;
  actual or anticipated product constraints;
  decreased demand for our products resulting from changes in consumer preferences;
  product and services announcements by us or our competitors;
  loss of any of our key executives;
  regulatory announcements, proceedings or changes;
  announcements in the oil industry;
  competitive product developments;
  intellectual property and legal developments;
  mergers or strategic alliances in the oil industry;
  any business combination we may propose or complete;
  any financing transactions we may propose or complete; or
  broader industry and market trends unrelated to our performance.

Potential fluctuations in our operating results could lead to fluctuations in the market price for our common stock.

Our results of operations are expected to fluctuate significantly from quarter-to-quarter, depending upon numerous factors, including:
  demand for our products;
  changes in our pricing policies or those of our competitors;
  increases in our operating costs;
  the number, timing and significance of product enhancements and new product announcements by us and our competitors;
  governmental regulations affecting the production or use of our products; and
  personnel changes.
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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Principal Offices

On December 27, 2012, Eos entered into an office lease for 3,127 square feet of space located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California with an unaffiliated third party. This space is used as our principal office. The lease terminates on April 30, 2017. The monthly rental for 2014 was $15,635.

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

Finch Employment Agreement

On July 11, 2011, Eos entered into an employment agreement with Michael Finch to fill the position of Eos’ CEO. Pursuant to the agreement, Mr. Finch was entitled to an annual salary of $300,000, 2,000,000 shares of common stock vesting over two years, and certain other insurance and employment benefits. However, a dispute arose regarding the amount of work Mr. Finch was performing for Eos and the employment was terminated. On August 9, 2012, Mr. Finch sent a Demand for Arbitration before JAMS alleging breach of the Employment Agreement. Mr. Finch requests the following remedies: (1) $127,500 in unpaid salary; (2) $11,000 in unpaid health coverage; (3) $6,000 in unpaid vehicle allowance; (4) $15,833 for reimbursement of expenses; and (5) 2,000,000 shares of Eos’ common stock. As of the date of this Report, Eos had not yet prepared or sent a response to the demand. Eos denies any breach of the employment agreement or other wrongdoing on its part and will vigorously defend those claims.

Babcock Lease

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

Dune Merger Agreement

On September 17, 2014 we entered into an Agreement and Plan of Merger with Dune and Eos Merger Sub. Inc.  Pursuant to the Dune Merger Agreement, and on the terms and subject to the conditions described therein, Merger Sub agreed to conduct a cash tender offer to purchase all of Dune’s issued and outstanding shares of common stock at a price of $0.30 per Dune Share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement.  Due to the severe decline in oil prices, our sources of capital for the merger and tender offer were withdrawn, and we were unable to proceed to complete the merger and tender described in the Dune Merger Agreement on the terms originally negotiated.  After a series of amendments to the Dune Merger Agreement while the parties continued to try to negotiate financing terms, the Tender Offer ultimately expired on February 27, 2015.  Subsequently, on March 4, 2015, Dune provided us with notice of its decision to terminate the Dune Merger Agreement in accordance with Section 8.1(c)(i) of the Dune Merger Agreement, and demanded the Parent Termination Fee (as defined in the Dune Merger Agreement) of $5,500,000 in cash, and reimbursement for certain unidentified expenses incurred by Dune.  Dune has threatened to bring litigation to collect these amounts in connection with its contention that Eos breached the Dune Merger Agreement and is entitled to the breakup fee set forth in the Dune Merger Agreement. We do not believe that we have liability for the break-up fee and we intend to vigorously defend ourselves in an action is brought.

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

As of March  30, 2015 we had 47,738,882 outstanding shares of common stock and 147 stock holders of record.  These holders of record include depositories that hold shares of stock for brokerage firms, which in turn hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2014 and 2013.

	Closing Sale Price
	High	Low

Year Ended December 31, 2014
Fourth Quarter	$14.50	$6.50
Third Quarter	$15.05	$12.95
Second Quarter	$17.00	$12.50
First Quarter	$19.50	$8.00

Year Ended December 31, 2013
Fourth Quarter	$8.55	$7.50
Third Quarter	$8.50	$1.22
Second Quarter	$16.00	$6.40
First Quarter	$12.00	$1.20

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

Recent Sales of Unregistered Securities

We entered into a financing commitment on August 31, 2011 with GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), whereby GEM would provide and fund us with up to $400 million, through a common stock subscription agreement (the “Commitment”), for the Company’s African acquisition activities.

We formalized the Commitment with GEM by way of a definitive Common Stock Purchase Agreement and Registration Rights Agreement, both dated as of July 11, 2013 (collectively referred to as the “Commitment Agreements”). Together with formalizing the Commitment, pursuant to the Commitment Agreements and subject to certain restrictions contained therein, the Commitment may be drawn down at our option as we issue shares of common stock to GEM in return for funds.

Under the agreed upon structure, and subject to certain prerequisites, we control the timing and amount of any drawdown, and the funds withdrawn by us may be used to acquire any oil and gas assets we identify, publicly or privately owned, national or international, as well as for working capital purposes.

In consideration of GEM’s continued support of the Company and their lack of termination of or withdrawal from the Commitment between August 31, 2011 and November 21, 2012, we issued to GEM and a GEM affiliate a total of six common stock purchase warrants to purchase a total of 8,372,000 shares of common stock. Two of the warrants to purchase a total of 2,399,000 shares vested in 2012.  The vesting conditions of the four remaining warrants were amended with the Commitment Agreements. The following summarizes the amendments made to the four warrants on July 11, 2013 in connection with the Commitment Agreements:
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
  The GEM C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to GEM at an exercise price of $5.35 per share (the “GEM C Warrant”). Prior to its amendment, the GEM C Warrant would vest only upon the Company acquiring certain rights to oil and gas in Ghana. As amended, the GEM C Warrant will vest upon either of the following dates: (i) the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration; or (ii) the Company or a Subsidiary closes a deal to acquire assets having a cost greater than $40,000,000. Prior to its amendment, the GEM C Warrant also provided the Company with an option to elect to shorten the term of the GEM C Warrant (the “Company Shortening Option”), so long as certain terms and conditions had been satisfied. The amendment changed some of the terms and conditions that must be satisfied prior to the Company’s use of its Company Shortening Option. As amended, the Company may elect to shorten the term of the GEM C Warrant by moving the expiration date to the date six months (plus any additional days added if the underlying shares remain unregistered after 270 days) from the day that all of the following conditions have been satisfied: (i) either of the preconditions to vesting set forth above have been satisfied; (ii) the Company has publicly announced the ratification set forth in (i); (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) to occur.  The other terms and conditions of the original GEM C Warrant remain unaltered.  These options have not vested as of December 31, 2014.

  The 590 Partners C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners at an exercise price of $5.35 per share (the “590 Partners C Warrant”). All of the terms in the 590 Partners C Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM C Warrant, as amended.
As further consideration for GEM’s execution of the Commitment Agreements, on July 11, 2013 GEM and GEM affiliates received common stock purchase warrants to purchase an additional 1,500,000 shares of common stock of the Company (“Additional Warrants”). The Additional Warrants vest on July 11, 2014 with a ceiling of $8, expire after five years and have an exercise price equal to the 30 day average trading price of the Company’s common stock on July 11, 2014. If the shares underlying the Additional Warrant are not registered within 24 months of July 11, 2013, the expiration date will be extended for each additional day the shares underlying Additional Warrant remain unregistered after 24 months.

Pursuant to the Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a Structuring Fee equal to $4 million, which must be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company’s election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to ninety percent of the average closing trading price of the Company’s common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013.  As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.

On July 1, 2012, Quantum Advisors, LLC ("Quantum"), of which John Mitola is the managing member, entered into a Services Agreement (the "Agreement") with a wholly-owned subsidiary of Eos Petro, Inc. ("Eos"), in order to provide consulting services to Eos and its subsidiaries. Pursuant to the Agreement, Quantum was granted an option to acquire 200,000 shares of common stock of Eos (the "Option").  None of the shares in the Option have an exercise price or expiration date. Instead, 50,000 shares in the Option vest and automatically convert into shares of common stock of Eos on each of the following dates, so long as the Agreement is still in effect on each such date: (i) July 1, 2012; (ii) December 31, 2012; (iii) July 1, 2013; and (iv) December 31, 2013. If the Agreement is terminated, any part of the Option that has not yet vested by the date of termination will expire.  This Agreement expired on December 31, 2014.

When first issued, the Option was to acquire 200,000 shares of common stock of Eos Global Petro, Inc. The Option was converted into an option to acquire 200,000 shares of Series B Preferred Stock of Eos on October 12, 2012 in connection with the merger of Eos and the Eos Global Petro, Inc. The Option was again converted on May 20, 2013 into an option to acquire 200,000 shares of common stock of Eos (the "Option" described in the prior paragraph) after Eos filed an amendment to its Articles of Incorporation which triggered the automatic conversion of all shares of Eos' Series B Preferred Stock into shares of common stock. Any shares of common stock of Eos Global Petro, Inc., as well as any shares of Series B Preferred Stock of Eos, that were issued to Quantum from the Option prior to May 20, 2013 have likewise been converted into an equal number of shares of Eos' common stock.

On January 21, 2013, the Company entered into a consulting agreement with SAI Geoconsulting, Inc. (“SAI”). The Company retained SAI on a non-exclusive basis to provide consulting support and advisory services for oil and gas activities. The agreement commenced on January 15, 2013 and continued for 24 months. Upon SAI’s execution of the agreement, SAI received a warrant to purchase up to 250,000 shares of the Company’s common stock at a strike price of $2.50 per share. The warrant was exercisable upon effectuation of the Stock Split, and the warrant expires on January 17, 2018. So long as the Stock Split has been effectuated, 50,000 warrants vest annually every January 21st, commencing on January 21, 2013 and ending January 21, 2017.  The consulting agreement was terminated on March 14, 2014.

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
  On November 8, 2013, a cash payment of $100,000;
  On November 15, 2013, a cash payment of $100,000;
  On January 9, 2014, a cash payment of $130,000; and
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
  On November 18, 2013, a cash payment of $75,000;
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

In addition, on November 6, 2013, the Company issued 100,000 warrants to Agra pursuant to their consulting agreement related to the closing of the LowCal convertible notes.

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

After the expiration of the initial Consulting Agreement, the Company and DVIBRI entered into a new Consulting Agreement, effective as of March 1, 2014, for the provision of additional consulting services for a one year period. As compensation for the services to be provided, the Company agreed to issue to DVIBRI the following: (i) $10,000 of monthly compensation, payable one half each month with the remainder payable in one lump sum at the end of the term; and (ii) a warrant to purchase 199,992 shares of the Company’s common stock with 16,666 warrants vesting monthly.  The warrants have an exercise price of $2.50 per share, and expire on June 30, 2017.

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering Inc. (“Hahn”). Eos retained Hahn to provide oil and gas consulting services. Pursuant to the agreement, so long as it has not been terminated, commencing July 23, 2013 Hahn is to receive 2,000 restricted shares of common stock each month as compensation, to be capped at 24,000 shares total. In June 2014, the parties agreed to continue the consulting agreement month to month, and to continue to provide 2,000 restricted shares of common stock of the Company to Hahn each month.

As of March 31, 2015, the agreement with Hahn was still in effect, and the Company has issued an aggregate of 42,000 restricted shares of common stock to Hahn.

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

During 2014, the Company issued 400,000 shares due to LowCal previously classified as “shares to be issued” on the December 31, 2013 consolidated financial statements , and an additional 600,000 shares in connection with the Company’s receipt of the remaining funding of $1,500,000 pursuant to the second amendment of the LowCal Note.

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

The following graph compares the cumulative total return to holders of the Company’s common stock during the period commencing July 8, 2013 and ending December 31, 2014. The return is compared to the cumulative total return during the same period achieved on the NASDAQ Composite Index and a peer group index selected by our management that includes three public companies within our industry (the “Peer Group”). The Peer Group is composed of Magnum Hunter Resources Corp., Cobalt International Energy, Inc., and Athlon Energy, Inc. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

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

Statement of operations data
				From May 2, 2011
	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Revenue	$760,452	$596,405	$74,530	$30,968
Lease operating expense	(427,076)	(401,642)	(172,252)	(75,411)
General and administrative expenses	(30,541,198)	(15,549,982)	(1,254,277)	(1,526,007)
Other expense	(48,626,084)	(11,761,424)	(571,529)	(56,898)
Net loss	$(78,833,906)	$(27,116,643)	$(1,923,528)	$(1,627,348)
Basic and diluted loss per share	$(1.68)	$(0.59)	$(0.05)	$(0.05)

Balance Sheet data
	As of December 31,
	2014	2013	2012	2011
Cash and cash equivalents	$133,210	$21,951	$47,511	$-
Oil and gas properties, net	$1,121,175	$1,187,555	$182,985	$151,856
Total Assets	$1,411,042	$1,354,373	$359,728	$162,056
Accounts payable	$148,888	$148,888	$210,568	$368,113
Accrued expenses	$1,149,956	$1,169,644	$615,081	$95,822
LowCal convertible and promissory notes payable	$8,250,000	$2,612,882	$-	$-
Notes payable	$1,273,000	$1,108,380	$1,450,000	$241,600
Convertible notes, net	$-	$250,000	$245,312	$-
Derivative liabilities	$11,039,552	-	-	-
Total liabilities	$21,945,498	$5,454,404	$2,743,752	$745,133

Toal stockholders' deficit	$(20,534,456)	$(4,176,488)	$(2,384,024)	$(583,077)

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

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of December 31, 2014. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of March 27, 2015, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, and pre-development activities for existing assets.

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

On September 17, 2014, we entered the Dune Merger Agreement with Dune. Pursuant to the Dune Merger Agreement, we agreed to conduct a Tender Offer to purchase all of Dune’s issued Shares, at the Offer Price. In addition to the Offer Price, we agreed to provide Dune with sufficient funds to pay in full and discharge all of Dune’s outstanding indebtedness and agreed to assume liability for all Dune trade debt, as well as fees and expenses related to the Dune Merger Agreement and the transactions contemplated therein. Following the successful completion of the Offer, and subject to the terms and conditions of the Dune Merger Agreement, the Company would have been merged with and into Dune, with Dune surviving as a direct wholly-owned subsidiary of Eos.

At the commencement of the Tender Offer, we estimated that the total amount of cash required to complete the transactions contemplated by the Dune Merger Agreement would be approximately $140 million dollars, including: (i) approximately $22 million to purchase all of the Dune Shares, (ii) approximately $11 million for the payment of any fees, expenses and other related amounts incurred in connection with the Tender Offer and the Dune Merger, and (iii) approximately $107 million to pay in full and discharge all of Dune’s outstanding indebtedness (other than accrued trade debt of Dune, which would have been assumed by the surviving entity in the merger). The Tender Offer was not subject to a financing contingency. The Tender Offer commenced on October 9, 2014 and was originally scheduled to expire on November 6, 2014, but was subsequently extended until February 27, 2015 in order to give us additional time to arrange financing for the contemplated transactions.

After the expiration of the Tender Offer, Dune was notified by Eos that shares of Dune’s common stock would be returned to the tendering stockholders.  On March 4, 2015, Dune provided us with notice of its decision to terminate the Dune Merger Agreement in accordance with Section 8.1(c)(i) of the Dune Merger Agreement.

Pursuant to Section 8.1(c)(i) of the Dune Merger Agreement, Dune’s letter terminating the Dune Merger Agreement demanded the Parent Termination Fee (as defined in the Dune Merger Agreement) of $5,500,000 in cash, and reimbursement for certain unidentified expenses incurred by Dune.  Dune has threatened to bring litigation to collect these amounts in connection with its contention that Eos breached the Dune Merger Agreement and is entitled to the breakup fee set forth in the Dune Merger Agreement. We do not believe that we have liability for the break-up fee and we intend to vigorously defend ourselves in an action is brought.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

	For the Years Ended December 31,
	2014		2013
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$760,452	100.0%	$596,405	100.0%	164,047	28%
Lease operating expense	427,076	56.2%	401,642	67.3%	25,434	6%
General and administrative expenses	30,541,198	4016.2%	15,549,982	2607.3%	14,991,216	96%
Other expense, net	48,626,084	6394.4%	11,761,424	1972.1%	36,864,660	313%
Net loss	$(78,833,906)	-10366.7%	$(27,116,643)	-4546.7%	(51,717,263)	191%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of December 31, 2014, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the year ended December 31, 2014 and 2013 was $760,452 and $596,405, respectively.  The increase in revenues for the year ended December 31, 2014 is due to the increase in the number of barrels sold offset by a slightly lower cost per barrel.  For the year ended December 31, 2014, we sold 8,779 barrels at an average price of $87 per barrel, compared to 6,742 barrels at an average price of $88 per barrel for the year ended December 31, 2013.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the year ended December 31, 2014 and 2013 was $427,076 and $401,642, respectively.  The increase in operating expenses was due to additional repairs on the pumpers and battery units for the wells.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 and 2013 was $30,541,198 and $15,549,982, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $885,000, $23,225,000, and $5,842,000 in professional fees, consulting agreements and compensation, respectively for the year ended December 31, 2014. We recognized approximately $978,000, $ 12,392,000, and $1,359,000 in professional fees, consulting agreements and compensation, respectively for the year ended December 31, 2013. Other general and administrative expenses included are temporary professional staffing, rent, utilities, and other overhead expenses. The significant increase in consulting expense was related to the $13,415,000 expense related to the amended GEM warrants as discussed in the accompanying consolidated financial statements and $4,648,000 related to warrants issued for other consulting services.  The increase in compensation was due to the fair value of the options issued to Oring per his employment contract.

Other expenses, net

Other expenses were $48,626,084 consisting of interest and finance costs of $23,834,000, loss on debt extinguishment of $40,016,000 and a gain on change in fair value of derivative liability of 15,225,000, respectively for the year ended December 31, 2014. Other expenses were $11,761,424 consisting of interest and finance costs of $8,372,720 and loss on debt extinguishment of $3,388,704, respectively for the year ended December 31,  2013. The increase in interest and finance costs is primarily due to the fair value of the beneficial conversion features and shares issued in connection with financing incurred during the year ended December 31, 2014. The loss on debt extinguishment is due to the amendments to the notes payable and convertible notes that were amended during the year ended December 31, 2014.  The gain on the change in the derivative liability is due to the decrease in the share price from $14 at the date of issuance to $6.50 at December 31, 2014 and due to the decrease in the estimated volatility from 220% at the date of issuance to 188% at December 31, 2014.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

	For the Years Ended December 31,
	2013		2012
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$596,405	100.0%	$74,530	100.0%	521,875	700%
Lease operating expense	401,642	67.3%	172,252	231.1%	229,390	133%
General and administrative expenses	15,549,982	2607.3%	1,254,277	1682.9%	14,295,705	1140%
Other expense	11,761,424	1972.1%	571,529	766.8%	11,189,895	1958%
Net loss	$(27,116,643)	-4546.7%	$(1,923,528)	-2580.9%	(25,193,115)	1310%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of December 31,  2013 and 2012, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the year ended December 31, 2013 and 2012 was $596,405 and $74,530, respectively. The increase in revenues for the year ended December 31, 2013 is due to both the number of barrels sold and the price per barrel.  For the year ended December 31, 2013, we sold 6,742 barrels at an average price of $88 per barrel, compared to 899 barrels at an average price of $83 per barrel for the year ended December 31, 2012.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the year ended December 31, 2013 and 2012 was $401,642 and $172,252, respectively. The increase in operating expenses was due to the significant increase in revenue.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2013 and 2012 was $15,549,982 and $1,254,277, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $978,000, $12,392,000, and $1,359,000 in professional fees, consulting agreements and compensation, respectively for the year ended December 31, 2013. We recognized approximately $392,000, $80,000, and $189,000 in professional fees, consulting agreements and compensation, respectively for the year ended December 31, 2012. Other general and administrative expenses included are temporary professional staffing, rent, utilities, and other overhead expenses. The significant increase in consulting expense is related to the $9,767,000 expense related to the amended GEM warrants as discussed in the accompanying consolidated financial statements and $1,250,000 related to the 500,000 shares of common stock issued to AGRA pursuant to their consulting agreement, and $400,000 related to the 50,000 shares of common stock issued to Quantum per their consulting agreement.

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

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works property. As of December 31, 2014, we had cash in the amount of $133,210. At December 31, 2014, we had total liabilities of $ 21,945,498. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property, will total approximately $2,500,000, excluding any amounts that may be due to Dune under the termination fee or a $4 million structuring fee that may be due to GEM.  No assurance can be given that any future financing will be available, or if available, that it will be on terms satisfactory to the Company.  Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company’s flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock in the case of debt financing, or cause substantial dilution for stockholders in the case of convertible debt and equity financing. Any failure to comply with these covenants would have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and cash flows.

To finance our operations, we have issued the following notes:

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

Subsequent to year end, we paid $75,000 and issued 66,000 shares valued at $693,001 of common stock for full settlement of the RT Holdings note.

Vatsala Sharma

On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, Sharma increased the loan amount from $400,000 to $600,000. In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of our common stock. The loan is secured by a blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation. On April 24, 2013, the maturity date was extended to August 31, 2013, and on November 18, 2013, Sharma extended the maturity date to May 31, 2014.  On June 30, 2014, the maturity date was extended to October 1, 2014, and subsequently amended to July 1, 2015.

Vicki P. Rollins

On June 18, 2012, we entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 due on September 22, 2012, and orally extended to November 30, 2012. Interest is charged at a rate of 6%. In the event that the loan is not repaid on or before the maturity date, all unpaid principal and accrued unpaid interest shall accrue interest at a rate of 18% per annum The loan is secured by a priority blanket security interest in all of the our assets.  When the Loan Agreement was initially entered into, the Company issued to Rollins 175,000 warrants to purchase common stock with an exercise price of $2.50. Such warrants expired on May 22, 2014.

On November 18, 2013, Rollins extended the maturity date to February 28, 2014, and then extended the maturity date again to July 31, 2014.  On July 1, 2014, Rollins agreed to extend the maturity date of the loan to December 31, 2014 and amend the terms of the loan so that no interest accrues from inception through repayment. On September 1, 2014, the Company issued to Rollins an aggregate of 250,000 new warrants in exchange for such extension and amendment.  The balance of the note payable was $250,000 at December 31, 2014 and is currently in default.

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

On November 7, 2013, we entered into the Babcock Agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the Babcock Agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000 on the loan in three separate payments as follows: (i) on or before November 8, 2013, Eos agreed pay $100,000; (ii) on or before November 15, 2013, Eos agreed to pay $100,000; and (iii) on or before January 9, 2014, Eos agreed to pay the final payment of $130,000. Babcock agreed that they will not take action to bring suit or litigate against Eos through December 20, 2013, subject to extension through January 9, 2014 pursuant to the terms and conditions of the Babcock Agreement, so long as the full amount of outstanding and unpaid principal and interest on the loan has been repaid in full and the Babcock Shares have been issued pursuant to the Babcock Agreement. We made payments of $100,000 on November 13, 2013 and November 18, 2013.  During 2014, we paid $100,000 for full settlement of the debt.

Clouding IP, LLC

On December 26, 2012, we entered into an Oil & Gas Services Agreement with Clouding IP, LLC (“Clouding”) in order to retain the oil and gas related services of Clouding and its affiliates.

Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, on December 26, 2012, we executed a series of agreements with Clouding in order to secure a $250,000 loan (the “Clouding Loan”). Pursuant to the Clouding Loan documents, Eos granted Clouding a mortgage and security interest in and on our assets. The maturity date of the Clouding Loan was March 31, 2013 which was amended to August 31, 2013, pursuant to a written extension on April 19, 2013, and interest accrues on the Clouding Loan at a rate of 4% per annum commencing December 26, 2012. On the maturity date, Eos further agreed to pay to Clouding a loan fee of $25,000. At Clouding’s option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into our common stock at a conversion price of $2.50 per share.

As the Clouding Loan was not repaid in full on the initial March 31, 2013 maturity date, pursuant to the terms of the Clouding Loan, the Company issued to Clouding an additional 150,000 shares of its Series B preferred stock, which were subsequently converted into 150,000 shares of common stock.

On various dates in May and June 2014, the Company paid what it believed to be the remaining outstanding principal. However, Clouding made claims that certain amounts of interest, as well as a loan termination fee, were still due, and on August 20, 2014, the Company entered into a settlement agreement for full cancellation and satisfaction of the Clouding Loan and related agreements. Pursuant to the settlement agreement, the Company was to make a one-time payment of $52,500 and issue 1,775,000 warrants to Clouding and certain related parties. If the $52,500 was not paid by August 22, 2014, then the amount due would be increased by 10% and then an additional 1% for each additional 30 days that the Company had not cured the default. As of December 31, 2014 the amount due is and has been reflected as an accrued expense in the accompanying condensed consolidated balance sheet. The warrants had an exercise price of $4 and an expiration date of August 20, 2018. The warrant agreement provided for a reduction in exercise price to 75% of the original exercise price if the Company did not pay the $52,500 by August 22, 2014 and also included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. Pursuant to the agreement, the exercise price was reduced to $3 when the Company did not make the required payment of $52,500 and further reduced the exercise price to $2.50 when the Company issued additional warrants with an exercise price of $2.50.  As of March  31, 2015 we have not completed our obligations pursuant to the settlement agreement.

LowCal Industries, LLC

On February 8, 2013, and subsequently amended, the Company and Eos entered into the following agreements with LowCal Industries, LLC (“LowCal”) and LowCal’s affiliates: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement; (iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing; and (vi) a Compliance/Oversight Agreement (collectively referred to as the “Loan Agreements”).

Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). At LowCal’s option, LowCal may elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share. (Subsequently amended to $4 and then $2.50 per share - see below). The principal and all interest on the LowCal Loans were initially due on or before December 31, 2013, but after various amendments, is now currently due on June 30, 2015.    In conjunction with the issuance of the first tranche of the LowCal Loan, the Company issued LowCal 950,000 shares of the Company’s common stock.

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

As discussed above, the Company granted, but did not issue, 400,000 shares of common stock valued at $3,370,000 during the year ended December 31, 2013.  These shares were reflected as Common Stock Issuable as of December 31, 2013. These shares were issued during 2014.  During the nine months ended September 30, 2014, the Company received an additional $1,500,000 under this amendment and issued 600,000 shares of its common stock as a financing cost.

On August 14, 2014, the Loan Agreements were amended in a third amendment in which the Company issued to LowCal a warrant to purchase 500,000 restricted shares of common stock at $4.00 per share, expiring August 14, 2017. The conversion price on principal and interest of the LowCal Loan was also further amended from $4 to $2.50.

On January 13, 2015, the Company entered into a fifth amendment (the “Amendment”) with LowCal Industries, LLC and certain their affiliates to the secured convertible promissory note in the principal amount of $5,000,000.  As part of the Amendment, the Company and LowCal entered into the following: (i) an amended and restated First Note (the “Amended First Note”); and (ii) an unsecured promissory note in the principal amount of $3,250,000.

Pursuant to the Amendment:
  LowCal forgave approximately $667,000 of  accrued interest and eliminate all interest going forward;
  Advanced $750,000 to the Company;
  Removed the exit fee; and
  Extend the maturity date to June 30, 2015.
As the 5th Amendment reflected the culmination and documenting of transactions that occurred and were agreed to in 2014, the Company recorded the terms and provisions of the 5th amendment on the Company’s financial statements as year ended December 31, 2014, including the recording of the new unsecured promissory note for the principal amount of $3,250,000.

Other Notes

On September 30, 2014, The Company issued an unsecured promissory note to Bacchus Investors, LLC, for $323,000, with interest at 4%. The unsecured promissory note is due upon demand.

On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 and includes an exit fee of $30,000.  The promissory note and exit fee can be prepaid at any time. The Company repaid $100,000 during the year ended December 31, 2014.  The promissory note is currently in default.

On September 11, 2014, in exchange for financial advisory services provided, the Company issued to Professional Pension Fund, LLC, a warrant to purchase an aggregate of 200,000 restricted shares of the Company’s common stock at an exercise price of $2.50, which vested and became exercisable upon issuance and will expire on September 11, 2017.

On February 12, 2015, in exchange for consulting services provided, the Company issued to Jerry Astor two warrants to purchase an aggregate of 100,000 restricted shares of the Company’s common stock.  The exercise price of 50,000 warrants is $2.50, and the exercise price of the other 50,000 warrants is $3.00.  All of the warrants vested and became exercisable upon issuance and will expire on February 12, 2020.

On March 31, 2015 we issued two unsecured promissory notes, one to Plethora Enterprises, LLC, and one to Clearview Partners II, LLC.  Each promissory note has a principal amount of $150,000, with an interest rate of 10% per annum.  The maturity date is 120 days from the date of issuance.  Nikolas Konstant, our CFO and Chairman of the Board is the sole member and manager of Plethora Enterprises, LLC.

We do not currently have sufficient financing arrangements in place to fund our operations, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

In addition to funding our operations, we may become liable to pay certain other contractual obligations, such as a structuring fee to GEM of $4,000,000.  Pursuant to the GEM Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a Structuring Fee equal to $4 million, which must be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company’s election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to ninety percent of the average closing trading price of the Company’s common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013. As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.

In the future, we may also become liable for a termination fee to Dune Energy, Inc. (“Dune”).  In connection with the asserted claim by Dune of the alleged breach of contract by the Company of that certain merger agreement dated September 17, 2014 and as amended, upon a termination of such agreement, a demand letter was received from Dune on March 4, 2015 demanding payment of $5.5 million in the form of a termination fee, plus additional costs and expenses which were undefined.  The Company does not believe that is has liability for the termination fee and it intends to vigorously defend itself if an action is brought.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $2,136,741, $1,881,392 and $1,331,291 for the years ended December 31, 2014, 2013 and 2012.  The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Cash Used in Investing Activities

Net cash used by investing activities was $0, $1,041,500 and $21,000 for the years ended December 31, 2014, 2013 and 2012, respectively, and was primarily due to the capital costs incurred at the Works property.

Cash Flows from Financing Activities

Net cash flow from financing activities was $2,248,000, $2,897,332 and $1,399,802 for the years ended December 31, 2014, 2013 and 2012, respectively. This cash was generated from the issuance of notes payable and convertible notes payable.

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

Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

Full Cost Ceiling Test

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. At the end of each reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.  If the net capitalized costs exceed the cost center ceiling, the excess is recognized as an impairment of oil and gas properties. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices increase the cost center ceiling applicable to the subsequent period.

The estimated future net revenues used in the ceiling test are calculated using average quoted market prices for sales of oil and gas on the first calendar day of each month during the preceding 12-month period prior to the end of the current reporting period. Prices are held constant indefinitely and are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices used in the ceiling test computation do not include the impact of derivative instruments because the Company elected not to meet the criteria to qualify its derivative instruments for hedge accounting treatment.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center.

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

Fair Value Measurements

We apply the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:
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

We use Level 2 inputs for our valuation methodology for the warrant derivative liabilities as their fair values were determined by using a probability weighted average Black-Scholes-Merton pricing model based on various assumptions. Our derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

Recently Issued Accounting Pronouncements

In May 2014, the (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company’s results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.   The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015- 01 (Subtopic 225-20) - Income Statement -Extraordinary and Unusual Items.  ASU 2015-01 eliminates  the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Contractual Obligations

Our significant contractual obligations as of December 31, 2014, are as follows:

					More than
	Less than		One to three	Three to five	Five
	One Year		Years	Years	Years	Total
Convertible notes payable	$8,250,000		$-	$-	$-	$8,250,000
Notes payable	1,273,000		-	-	-	1,273,000
Other contractual obligations(1)	4,000,000	(2)	-	-	-	4,000,000
Leases	193,248		267,752	-	-	460,000
Total	$13,716,248		$267,752	$-	$-	$13,983,000

(1)  This amount does not include any amounts allegedly owed to Dune Energy, Inc. (“Dune”).  In connection with the asserted claim by Dune of the alleged breach of contract by Eos of that certain merger agreement dated September 17, 2014 and as amended, upon a termination of such agreement, a demand letter was received from Dune on March 4, 2015 demanding payment of $5.5 million in the form of a termination fee, plus additional costs and expenses which were undefined.  Eos does not believe that is has liability for the termination fee and it intends to vigorously defend itself if an action is brought.

(2)  This amount includes a Structuring Fee which the Company may become liable to pay to GEM.  Pursuant to the GEM Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a Structuring Fee equal to $4 million, which must be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company’s election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to ninety percent of the average closing trading price of the Company’s common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013. As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2014, our Management concluded that our internal controls over financial reporting were ineffective as of December 31, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:
  Lack of an independent audit committee;
  Lack of formal approval policies by the Board of Directors;
  Lack of adequate consciousness over individuals responsible for certain key control activities;
  Insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations;
  An insufficient number of personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company’s financial reporting requirements.

The Company intends to remedy this material weakness by hiring additional employees, officers, and perhaps directors, and reallocating duties, including responsibilities for financial reporting, among our officers, directors and employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist.

Further, In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Weinberg & Company, P.A., our independent registered accounting firm, as stated in their report which appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the fourth quarter ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference. The following is a listing of certain information regarding our executive officers.

Executive Officers

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

Item 11. Executive Compensation

Information required under this Item 11 is set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this Item 12 is set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required under this Item 13 is set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information regarding principal accounting fees and services and other information required under this Item 14 is set forth in our Proxy Statement and is incorporated herein by reference.

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
The annual report on Form 10-K filed March 31, 2014
10.58	Consulting Agreement dated August 26, 2013, as subsequently amended on December 13, 2013, between Eos Petro, Inc. and DVIBRI, LLC	The annual report on Form 10-K filed March 31, 2014
10.59	Consulting Agreement effective as of March 1, 2014 between Eos Petro, Inc. and DVIBRI, LLC	The quarterly report on Form 10-Q filed May 15, 2014
10.60	Consulting Agreement effective as of April 1, 2014 between Eos Petro, Inc. and Mark Bitter	The quarterly report on Form 10-Q filed May 15, 2014
10.61	Letter Agreement Dated July 1, 2014 between Eos Petro, Inc. and Vicki P. Rollins	The quarterly report on Form 10-Q filed August 18, 2014
10.62	Letter Agreement re: Business Partner and Advisory Agreement Dated June 26, 2014 between Eos Petro, Inc. and Baychester Petroleum	The quarterly report on Form 10-Q filed August 18, 2014
10.63	First Amendment to Consulting Agreement Effective June 30, 2014 between Eos Petro, Inc. and DVIBRI, LLC	The quarterly report on Form 10-Q filed August 18, 2014
10.64	Consulting Agreement Dated June 24, 2014 between Eos Petro, Inc. and Youssry Hassan	The quarterly report on Form 10-Q filed August 18, 2014 Herewith
10.65
Fourth Amendment to the LowCal Agreements dated August 14, 2014, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group, LLC and LowCo [EOS/Petro], LLC
The quarterly report on Form 10-Q filed August 18, 2014
10.66	Agreement and Plan of Merger, dated as of September 17, 2014, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc., a wholly-owned subsidiary of Eos Petro, Inc.	The current report on Form 8-K filed September 18, 2014
10.67	Offer to Purchase, dated October 9, 2014	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.68	Form of Letter of Transmittal (including Guidelines for Certification of Taxpayer Identification Number on Substitute Form W-9)	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.69	Form of Notice of Guaranteed Delivery	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.70	Form of Letter to Brokers, Dealers, Commercial Banks, Trust Companies and Other Nominees	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.71	Form of Letter to Clients for use by Brokers, Dealers, Commercial Banks, Trust Companies and Other Nominees	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.72	Summary Newspaper Advertisement as published in The New York Times on October 9, 2014	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.73	Non-Disclosure Agreement, dated July 11, 2014, between Dune Energy, Inc. and Eos Petro, Inc.	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.74	Letter Agreement, dated as of November 20, 2014, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed November 21, 2014
10.75	Third Amendment to Agreement and Plan of Merger dated December 22, 2014, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed December 23, 2014

10.76	Fourth Amendment to Agreement and Plan of Merger dated January 15, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed January 20, 2015
10.77	Fifth Amendment to Agreement and Plan of Merger dated January 23, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed January 28, 2015
10.78	Sixth Amendment to Agreement and Plan of Merger dated January 30, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 4, 2015
10.79	Seventh Amendment to Agreement and Plan of Merger dated February 6, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 11, 2015
10.80	Eighth Amendment to Agreement and Plan of Merger dated February 13, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 17, 2015
10.81	Ninth Amendment to Agreement and Plan of Merger dated February 20, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 20, 2015
10.82	Tenth Amendment to Agreement and Plan of Merger dated February 24, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 26, 2015
10.83
Fifth Amendment to the LowCal Agreements, dated as of January 13, 2015, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group, LLC and LowCo [EOS/Petro], LLC.
The current report on Form 8-K filed January 16, 2015
10.84	Sudhir Vasudeve’s Director’s Agreement, dated February 19, 2015.	The current report on Form 8-K filed February 19, 2015
10.85	Warrant to Purchase Common Stock between Eos Petro, Inc. and Jerry Astor, dated February 12, 2015	Filed herewith
10.86	Warrant to Purchase Common Stock between Eos Petro, Inc. and Jerry Astor, dated February 12, 2015	Filed herewith
10.87	Unsecured Promissory Note between Eos Petro, Inc. and Ridelinks, Inc., dated October 9, 2014	Filed herewith
10.88	Unsecured Promissory Note between Eos Petro, Inc. and Bacchus Investors, LLC, dated September 30, 2014	Filed herewith
10.89	Letter Agreement between Eos Petro, Inc. and Vatsala Sharma, dated October 1, 2014	Filed herewith
10.90	Joint Oil and Gas Operating Agreement between Eos Global Petro, Inc. and James Blumthal, dated July 10, 2014	Filed herewith
21.1	List of Subsidiaries of Eos Petro, Inc.	Filed herewith
23.1	Consent of Hahn Engineering	Filed herewith
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Works Unit Reserve Evaluation dated February 17, 2015 by Hahn Engineering, Inc.	Filed herewith
101	Interactive Data File (XBRL)	Furnished herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2015

Eos Petro, Inc.

By: /s/ Martin Oring
Martin Oring
CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Nikolas Konstant Nikolas Konstant	Chairman of the Board, Chief Financial Officer	March 31, 2015
/s/ John Mitola John Mitola	Corporate Secretary, Director	March 31, 2015
/s/ John Hogg John Hogg	Director	March 31, 2015
/s/ Martin Oring Martin Oring	Chief Executive Officer, Director	March 31, 2015
/s/ Sudhir Vasudeva	Director

EOS Petro, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EOS Petro, Inc.

We have audited the accompanying consolidated balance sheets of EOS Petro, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EOS Petro, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EOS Petro, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2015 expressed an adverse opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a stockholders’ deficit at December 31, 2014 and has experienced recurring operating losses and negative operating cash flows since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Los Angeles, California
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
EOS Petro, Inc.

We have audited EOS Petro, Inc. internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lion Biotechnologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Control Environment.   The Company did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by:  (i) lack of an independent audit committee;  (ii) lack of formal approval policies by the Board of Directors;   (iii) lack of adequate consciousness over individuals responsible for certain key control activities;  (iv) insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations;  (v) an insufficient number of personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company’s financial reporting requirements.

a.
The Company did not have effective controls to ensure that a formal approval policy by the Company’s Board of Directors is in place to authorize all of the significant and material transactions and activities of the Company.  Specifically, there were certain equity and financing transactions of the Company that were executed prior to the authorization of the Company’s Board of Directors.

b.
The Company has insufficient number of personnel and therefore, lacks proper segregation of duties.  The Company’s Chief Executive Officer is the one that initiates, authorizes, executes, and issue checks or authorize wire transfers for payment of the Company’s expenditures.

c.
The Company did not have effective controls to ensure the accurate preparation and review of its financial statements.  Specifically, the Company’s controls over the completeness, valuation and review of reconciliations and journal entries, which were prepared and maintained by an outside accounting firm, were ineffective in their design and operation.  In addition, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness of its footnote disclosures.

d.
The Company did not have effective controls to ensure that (i) equity instruments (warrants and shares of stock) issued in conjunction with certain debt transactions were properly valued and amortized; and (ii) modifications to its debt instruments were accounted for appropriately.

e.
The Company is subject to specialized accounting guidelines for oil and gas exploration activities.  Due to insufficient number of personnel, the Company lacks staff with an appropriate level of GAAP knowledge and experience or training in the application of specialized accounting guidelines for oil and gas exploration activities in the preparation of the account records supporting the balances on the financial statements of the Company.

The foregoing material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that each control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses described above on the achievement of the objectives of the control criteria, EOS Petro, Inc. has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of EOS Petro, Inc. as of December 31, 2014 and 2013, and related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2014 and our report dated March 31, 2015, expressed an unqualified opinion.

/s/ Weinberg & Company, P.A.
Weinberg & Company, P.A.

Los Angeles, California
March 31, 2015

Eos Petro, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2014	2013
ASSETS

Current assets
Cash	$133,210	$21,951
Other current assets	42,959	21,029
Total current assets	176,169	42,980

Oil and gas properties using the full cost method of accounting, net	1,121,175	1,187,555
Other property plant and equipment, net	11,257	21,397
Long-term deposits	102,441	102,441
Total assets	$1,411,042	$1,354,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$148,888	$148,888
Accrued expenses	1,149,956	1,169,644
Amounts due shareholder	-	164,610
LowCal convertible and promissory notes payable, net of discount
of $0 and $887,118, respectively	8,250,000	2,612,882
Notes payable	1,273,000	1,108,380
Convertible notes payable	-	250,000
Derivative liabilities	11,039,552	-
Total current liabilities	21,861,396	5,454,404

Asset retirement obligation	84,102	76,457
Total liabilities	21,945,498	5,530,861

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
47,738,882 and 46,628,882 shares issued and outstanding	4,774	4,663
Additional paid-in capital	89,077,781	23,231,954
Shares of common stock to be issued - Nil and 400,000	-	3,370,000
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(109,528,811)	(30,694,905)
Total stockholders' deficit	(20,534,456)	(4,176,488)
Total liabilities and stockholders' deficit	$1,411,042	$1,354,373

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2014	2013	2012

Revenues
Oil and gas sales	$760,452	$596,405	$74,530

Costs and expenses
Lease operating expense	427,076	401,642	172,252
General and administrative	30,541,198	15,549,982	1,254,277
Total costs and expenses	30,968,274	15,951,624	1,426,529

Loss from operations	(30,207,822)	(15,355,219)	(1,351,999)

Other income (expense)

Interest and finance costs	(23,834,276)	(8,372,720)	(514,144)
Change in fair value of derivative liabilities	15,224,507	-	-
Loss on debt extinguishment	(40,016,315)	(3,388,704)	-
Reverse merger costs	-	-	(57,385)
Total other income (expense)	(48,626,084)	(11,761,424)	(571,529)

Nett loss	(78,833,906)	(27,116,643)	(1,923,528)

Preferred stock dividends	-	-	(15,978)
Net loss attributed to common stockholders	$(78,833,906)	$(27,116,643)	$(1,939,506)

Net loss per share attributed to common
stockholders - basic and diluted	$(1.68)	$(0.59)	$(0.05)
Weighted average common shares outstanding
basic and diluted	47,050,948	45,622,352	38,149,900

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Three Years Ended December 31, 2014

					Additional		Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Stock to be	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
Balance, December 31, 2011	35,860,044	$3,586	-	$-	$1,140,293	$-	$(88,200)	$(1,638,756)	$(583,077)

Issuance of stock for personal guarantee
of loan by shareholder	1,000,000	100	-	-	55,900	-	-	-	56,000
Issuance of stock in debt transactions	440,000	44	-	-	24,596	-	-	-	24,640
Issuance of stock for services	600,000	60	-	-	31,740	-	-	-	31,800
Fair value of warrants issued in connection with
extension of notes payable	-	-	-	-	5,468	-	-	-	5,468
Fair value of options issued to directors	-	-	-	-	3,964	-	-	-	3,964
Fair value of warrants issued for consulting services	-	-	-	-	11,687	-	-	-	11,687
Stock issued in connection with reverse merger	6,000,000	600	94,897	9	(609)	-	-	-	-
Shares issued in connection with promissory note	250,000	25	-	-	4,975	-	-	-	5,000
Accrued dividends on preferred stock	-	-	-	-	-	-	-	(15,978)	(15,978)
Net loss	-	-	-	-	-	-	-	(1,923,528)	(1,923,528)
Balance, December 31, 2012	44,150,044	4,415	94,897	9	1,278,014	-	(88,200)	(3,578,262)	(2,384,024)
Issuance of Series B preferred stock for consulting services	25,000	3	-	-	497	-	-	-	500
Issuance of Series B preferred stock in connection with promissory note	950,000	95	-	-	3,239,405	-	-	-	3,239,500
Issuance of Series B preferred stock for extension of notes payable	150,000	15	-	-	2,985	-	-	-	3,000
Fair value of warrants issued for consulting services	-	-	-	-	10,314,767	-	-	-	10,314,767
Purchase of shares associated with reverse stock split	-	-	(206)	-	(4,118)	-	-	-	(4,118)
Automatic conversion of Series B preferred stock for common stock	(45,275,044)	(4,528)	45,275,044	4,528	-	-	-	-	-
Issuance of common stock for cash	-	-	540,436	54	90,396	-	-	-	90,450
Issuance of common stock for consulting services	-	-	613,000	61	1,909,248	-	-	-	1,909,309
Fair value of share based compensation	-	-	-	-	967,954	-	-	-	967,954
Issuance of 98,855 shares related to loan amendments	-	-	98,855	10	837,988	-	-	-	837,998
Beneficial converson feature related to debt modification	-	-	-	-	2,579,562	-	-	-	2,579,562
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	1,106,250	-	-	-	1,106,250
Shares to be issued related to issuance of convertible note	-	-	-	-	-	3,370,000	-	-	3,370,000
Fair value of warrants issued in connection with convertible note	-	-	-	-	853,548	-	-	-	853,548
Shares issued for accrued dividends	-	-	6,856	1	55,458	-	-	-	55,459
Net loss	-	-	-	-	-	-	-	(27,116,643)	(27,116,643)
Balance, December 31, 2013	-	-	46,628,882	4,663	23,231,954	3,370,000	(88,200)	(30,694,905)	(4,176,488)
Issuance of common stock for consulting services	-	-	44,000	4	601,115	-	-	-	601,119
Issuance of common stock related to debt extinguishment	-	-	66,000	7	692,994	-	-	-	693,001
Fair value of share based compensation	-	-	-	-	5,443,458	-	-	-	5,443,458
Fair value of warrants issued for consulting services	-	-	-	-	22,112,191	-	-	-	22,112,191
Fair value of warrants issued for note payable extension	-	-	-	-	3,212,283	-	-	-	3,212,283
Fair value of warrants issued for financing costs	-	-	-	-	2,766,716	-	-	-	2,766,716
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	12,750,000	-	-	-	12,750,000
Fair value of warramts issued in connection with convertible note	-	-	-	-	7,293,170	-	-	-	7,293,170
Fair value of shares to be issued in connection with convertible note	-	-	1,000,000	100	10,973,900	(3,370,000)	-	-	7,604,000
Net loss	-	-	-	-	-	-	-	(78,833,906)	(78,833,906)
Balance, December 31, 2014	-	$-	47,738,882	$4,774	$89,077,781	$-	$(88,200)	$(109,528,811)	$(20,534,456)

The accompanying notes are an integral part of these consolidated financial statements

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2014	2013	2012

Cash flows from operating activities
Net loss	$(78,833,906)	$(27,116,643)	$(1,923,528)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	66,380	40,645	21,408
Depreciation	10,140	7,106	1,497
Accretion of asset retirement obligation	7,645	6,951	4,254
Amortization of debt issuance costs	2,387,118	2,617,571	195,312
Non-cash finance costs	20,876,170	5,406,533	-
Loss on debt extinguishment	40,016,315	3,388,704	-
Fair value of stock issued for services	601,119	1,909,809	31,800
Fair value of stock issued in debt transaction	-	3,000	30,108
Fair value of warrants issued for consulting services	22,112,191	10,314,767	11,687
Fair value of stock issued for loan guaranty by related party	-	-	56,000
Fair value of share-based compensation	5,443,458	967,954	3,964
Reverse merger costs	-	-	57,385
Change in fair value of derivative liabilities	(15,224,507)	-	-
Change in operating assets and liabilities:
Deposits and other current assets	(21,930)	(3,741)	(4,966)
Accounts payable	-	(61,680)	(217,052)
Accrued expenses	587,676	610,022	503,281
Amounts due shareholder	(164,610)	27,610	(102,441)
Net cash used in operating activities	(2,136,741)	(1,881,392)	(1,331,291)

Cash flows from investing activities:
Purchase of other fixed assets	-	(19,000)	(11,000)
Capital expenditures on oil and gas properties	-	(1,022,500)	(10,000)
Net cash used in investing activities	-	(1,041,500)	(21,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash	-	90,450	-
Proceeds from (repayment to) related party	-	(39,000)	136,402
Proceeds from issuance of notes payable	-		1,250,000
Repayment of notes payable	523,000	(500,000)	(41,600)
Purchase of stock pursuant to reverse stock split	(275,000)	(4,118)	-
Repayment of convertible notes	(250,000)	-	-
Debt issuance costs	-	(150,000)	(195,000)
Proceeds from issuance of LowCal convertible and promissory notes	2,250,000	3,500,000	250,000
Net cash provided by financing activities	2,248,000	2,897,332	1,399,802

NET INCREASE IN CASH AND CASH EQUIVALENTS	111,259	(25,560)	47,511

CASH AND CASH EQUIVALENTS, beginning of period	21,951	47,511	-

CASH AND CASH EQUIVALENTS, end of period	$133,210	$21,951	$47,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$59,442
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on preferred stock	$-	$-	$15,978
Issued 250,000 shares of Series B Preferred stock
pursuant to debt agreement	$-	$-	$5,000
Capitalized asset retirement obligation	$-	$22,715	$42,537
Issued 950,000 shares of Series B Preferred stock
pursuant to debt agreement	$-	$3,239,500	$-
Issued 98,855 shares of common stock for loan amendment	$-	$837,998	$-
400,000 shares of common stock to be issued pursuant to loan amendment	$-	$3,370,000	$-
Issued 6,856 shares for accrued dividends	$-	$55,549	$-
Conversion of Series B Preferred stock to common stock	$-	$4,528	$-
Issued 66,000 shares of common stock for extinguishment of debt	$53,380	$-	$-
Fair value of shares of beneficial converstion feature
recognized as debt discount	$1,500,000	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION

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

Business

We are in the business of acquiring, exploring and developing oil and gas-related assets. We formerly marketed the Safe Cell Tab product line, which consists of products designed to protect users against the potentially harmful and damaging effects of electromagnetic radiation emitted from electrical devices.  That segment of our business was discontinued in 2013.  We have abandoned the assets after settling Safe Cell Tab related liabilities.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of our wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

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

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	December 31,
	2014	2013	2012
Options	1,300,000	700,000	100,000
Warrants	14,577,992	11,458,000	9,668,000
Convertible notes	2,000,000	975,000	100,000
Total	17,877,992	13,133,000	9,868,000

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

Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average depreciation, depletion and amortization (“DD&A”) per BOE was $4.79, $5.34, and $2.04 for the years ended December 31, 2014, 2013 and 2012, respectively.

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. At the end of each reporting period, the unamortized costs of oil and gas properties are subject to a “ceiling test” which limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects. If the net capitalized costs exceed the cost center ceiling, the excess is recognized as an impairment of oil and gas properties. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices increase the cost center ceiling applicable to the subsequent period.

The estimated future net revenues used in the ceiling test are calculated using average quoted market prices for sales of oil and gas on the first calendar day of each month during the preceding 12-month period prior to the end of the current reporting period. Prices are held constant indefinitely and are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices used in the ceiling test computation do not include the impact of derivative instruments because the Company elected not to meet the criteria to qualify its derivative instruments for hedge accounting treatment.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Company assesses oil and gas properties at least quarterly to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through December 31, 2014, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $66,380, $40,645 and $21,408 for the years ended December 31, 2014, 2013 and 2012, respectively.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Through December 31, 2014, the Company has not had any sales of oil and gas properties that significantly alter that relationship.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of December 31, 2014 and 2013, the Company had an ARO of $84,102 and $76,457, respectively.

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

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using a weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At December 31, 2014, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	December 31, 2014
Description	December 31, 2014	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$11,039,552	$-	11,039,552	-

Total	$11,039,552	$-	11,039,552	-

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

One customer accounts for 100% of oil sales for the years ended December 31, 2014, 2013 and 2012.  The Company’s oil and gas properties are located in Illinois.

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

Following the Merger, the Company’s principal focus has shifted to the business of Eos. The Company’s pre-Merger assets were less than 1% of total assets and its safe cell tab revenue was less than 1% of total revenue for. Since the Company’s pre-Merger assets and operations are immaterial, the Company reports only one segment for financial statement reporting purposes.  Further, that segment of our business was discontinued in 2013, and we have written off all assets after settling all Safe Cell Tab related liabilities.

Recently Issued Accounting Pronouncements

In May 2014, the (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company’s results of operations or financial condition.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern(ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

In November 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.   The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company’s financial statement presentation and disclosures.

In January 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-01 (Subtopic 225-20) - Income Statement - Extraordinary and Unusual Items.  ASU 2015-01 eliminates the concept of an extraordinary item from GAAP.  As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item.  However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  ASU 2015-01 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

In February, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis.  ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions).  ASU 2015-02 is effective for periods beginning after December 15, 2015.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.  Early adoption is permitted.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2014, the Company had a stockholders’ deficit of $20,534,456, and for the year ended December 31, 2014, reported a net loss of $78,833,906 and had negative cash flows from operating activities of $2,136,741.   Furthermore, $350,000 of notes payable were in default. In addition, subsequent to December 31, 2014 the Company may have become obligated to a $5.5 million termination fee due under the Dune Acquisition Agreement (see Note 14) and $4 million that may be due under a structuring fee with a warrant holder (see Note 11).  Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property and possible acquisitions, will total approximately $2,500,000. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2014 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. The Company’s ability to continue as a going concern is subject to its ability to obtain necessary funding from outside sources, including the sale of its securities or loans from financial institutions. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company’s flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock in the case of debt financing, or cause substantial dilution for stockholders in the case of convertible debt and equity financing. Any failure to comply with these covenants would have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and cash flows. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 4 – LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE

	December 31,
	2014	2013
LowCal Convertible Note	$5,000,000	$3,500,000
Unamortized discount	-	(887,118)
Subtotal	5,000,000	2,612,882
LowCal Promissory Note	3,250,000	-
Total	$8,250,000	$2,612,882

On February 8, 2013, and subsequently amended, the Company and Eos entered into s: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement;(iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing; and (vi) a Compliance/Oversight Agreement (collectively referred to as the “Loan Agreements”).  Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). At LowCal’s option, LowCal could elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share. (Subsequently amended to $4 and then $2.50 per share - see below).  The principal and all interest on the LowCal Loans was initially due  on or before December 31, 2013 , but after various amendments, is now currently due on June 30, 2015 (see below).

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

In conjunction with the issuance of the first tranche of the LowCal Note of $2,500,000, the Company also issued 950,000 shares of the Company’s common stock valued at $3,239,500. The Company recognized $2,500,000 of this amount as debt discount and the excess amount of the total fair value of the common shares issued over the recognized debt discount of $739,500 was accounted for as a finance cost on the Company's statement of operations for year ended December 31, 2013.  The debt discount recognized of $2,500,000 was fully amortized to interest expense by December 31, 2013.

On November 6, 2013, the Company, Eos, LowCal and certain affiliates of LowCal entered into a second amendment to the Loan Agreements. Pursuant to the amended Loan Agreements, the total amount of the LowCal Loan was increased from $2,500,000 to $5,000,000 and the conversion price was changed from $5 to $4. The Company received proceeds in the aggregate amount of $1,000,000 pursuant to second tranche of the LowCal Note.   As of December 31, 2013, total principal balance of the LowCal Note was $3,500,000.

In conjunction with the receipt of the $1,000,000 funding in 2013, the Company granted LowCal 400,000 shares of its common stock valued at $3,370,000.  The Company also determined that since the market prices (ranging from $8.30 to $8.55) of the Company’s common stock was in excess of the then $4.0 conversion price per share, a beneficial conversion feature of $1,106,250 existed upon issuance.  To account for the total of these costs of $4,476,250, the Company recorded a valuation discount of $1,000,000 upon issuance, which was subsequently amortized over the life of the LowCal Note, based on the then maturity date on December 31, 2014.  The incremental cost of $3,476,250 was recorded as a financing cost during the year ended December 31, 2013.  The amendment of the conversion price per share from $5.00 to $4.00 per share also resulted in a modification cost of $2,579,562 in 2013 relating to the original principal balance of $2,500,000 received in the first tranche.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Between the months of January 2014 through June 2014, the Company received the remaining funding of $1,500,000 pursuant to the second amendment of the LowCal Note.  As such, on June 2014, the amended principal balance of the LowCal Note of $5,000,000 was fully funded. As part of this financing, the Company issued 600,000 shares of its common stock as a financing cost with a fair value of $7,604,000. In addition, as the $4 per share conversion price for the $1,500,000 LowCal additional funding was below the market price of the Company’s common shares at the date of issuance, a beneficial conversion feature of $1,500,000 was created upon issuance. This amount represented the amount by which the value of the shares into which the notes are convertible exceeded the aggregate conversion price on the date of issuance. In addition, the Company considered the $7,604,000 fair value of the 600,000 LowCal Shares to be a financing cost. To account for these costs, the Company recorded a valuation discount of $1,500,000 upon issuance, and the incremental cost of $9,356,500 over the face amount of the note was recorded as a financing cost during the year ended December 31, 2014. The Company fully amortized the valuation discount to interest expense as of December 31, 2014.

On May 13, 2014, the Company entered into a third amendment to the LowCal Note, pursuant to which, among others, the conversion price of the LowCal Note was further reduced from its then conversion price of $4.0 per share to $2.50 per share, and the maturity date was extended to December 31, 2014.  The reduction in the conversion price resulted in a modification cost of   $11,250,000 pursuant to the provisions of ASC Topic 470-50, Accounting for Modification (or Exchange) of Convertible Debt Instruments (“ASC 470-50”).  The modification cost was calculated as the intrinsic value relating to the fair value of the additional shares to be issued as a result of the modification and was recorded as a finance cost during the year ended December 31, 2014.  Also, pursuant to the terms of the third amendment to the LowCal Note, the Company also granted LowCal a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $4.0 per share, expiring on June 30, 2017.  The Company calculated the fair value of these warrants at grant date using the Black Scholes option pricing model and determined the fair value to be $7,293,171.  The Company recognized this amount as finance cost on the Company’s statement of operations for the year ended December 31, 2014.

On January 13, 2015, the Company entered into a 5th amendment (the “Amendment”) with LowCal Industries, LLC and certain their affiliates to a secured convertible promissory note in the principal amount of $5,000,000.  As part of the Amendment, the Company and LowCal entered into the following: (i) an amended and restated First Note (the “Amended First Note”); and (ii) an unsecured promissory note in the principal amount of $3,250,000.
Pursuant to the fifth agreement,

  LowCal forgave approximately $667,000 of  accrued interest and eliminate all interest going forward
  Advanced $750,000 to the Company
  Remove the exit fee
  Extend the maturity date to June 30, 2015
As the 5th Amendment reflected the culmination and documenting of transactions that occurred and were agreed to in 2014, the Company recorded a loss on debt extinguishment related to the fifth amendment of $1,832,576 in the accompanying statement of operations for the year ended December 31, 2014.

During the years ended December 31, 2014, 2013 and 2012, the Company amortized $2,387,118,  $2,617,571, and $195,312, respectively, of the LowCal loan discount which was recorded to interest and finance costs.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 - NOTES PAYABLE

	December 31,
	2014	2013

Note payable at 24% (1)	$-	$128,380
Secured note payable, at 18% (2)	600,000	600,000
Note payable, at 6% (3)	250,000	250,000
Note payable, at 5%, (4)	-	130,000
Note payabe, at 2%, (5)	100,000	-
Note payable at 4%, (6)	323,000	-
Total	$1,273,000	$1,108,380

(1) On October 24, 2011, Eos received $200,000 from RT Holdings, LLC (“RT”) in exchange for an unsecured promissory note payable, originally due November 7, 2011, as extended till January 9, 2014, with interest due at 6% per annum, which was amended to 24%.  On the maturity date, in addition to repaying in full the principal amount owed to RT, plus interest, Eos agreed to pay RT a single additional fee of $10,000.

As of December 31, 2013, the Company owed $128,380.  During 2014, the Company settled the loan by paying $75,000 and issuing 66,000 shares of the Company’s common stock.  The fair value of the 66,000 shares was $693,001.  The Company recorded a loss on debt extinguishment of $639,621.

(2) On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, the Company and Sharma increased the loan amount from $400,000 to $600,000.  In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of the Company’s common stock. The loan is secured by a blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation.  On June 30, 2014, the maturity date was extended to October 1, 2014 and subsequently amended to July 1, 2015.

(3) Effective May 22, 2012, the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 originally due on September 22, 2012. The loan is secured by a priority blanket security interest in all of the Company’s assets. When the Loan Agreement was initially entered into, the Company issued to Rollins 175,000 warrants to purchase common stock with an exercise price of $2.50. Such warrants expired on May 22, 2014. On July 1, 2014, Rollins agreed to extend the maturity date of the loan to December 31, 2014 and amend the terms of the loan so that no interest accrues from inception through repayment. The Company issued to Rollins an aggregate of 250,000 new warrants in exchange for such extension and amendment.  The fair value of the 250,000 warrants was $3,212,283 and was recorded as finance costs in the accompanying consolidated statement of operations for the year ended December 31, 2014.  The balance of the note payable was $250,000 at December 31, 2014 and 2013 and is currently in default.

(4) On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC (“Babcock”) in order to secure a $300,000 loan (the “Babcock Loan”). On August 3, 2012, Eos also leased 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the “Babcock Lease”) from Babcock. The Company agreed to pay $7,500 a month in rent under the Babcock Lease. Pursuant to the Babcock Loan and Lease documents, Eos granted Babcock a mortgage and security interest in and on the Works Property and related assets, agreements and profits.

On November 7, 2013, the Company, Eos and Mr. Nikolas Konstant (the Company’s Chairman of the Board and Chief Financial Officer) entered into an agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the Babcock Agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000 on the loan.  The Company made payments of $100,000 each on November 13, 2013 and November 18, 2013. During 2014, the Company paid $100,000 for settlement of the debt.  Accordingly, the Company recorded a gain on extinguishment of debt of $30,000 on the accompanying consolidated statement of operations for the year ended December 31, 2014.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(5)  On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 and includes an exit fee of $30,000.  The promissory note and exit fee can be prepaid at any time. The Company repaid $100,000 during the year ended December 31, 2014.  The promissory note is currently in default.

(6)  On September 30, 2014, The Company issued an unsecured promissory note to Bacchus Investors, LLC, for $323,000, with interest at 4%. The unsecured promissory note is due upon demand.

NOTE 6 – CONVERTIBLE PROMISSORY NOTE

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

As the Clouding Loan was not repaid in full on the initial March 31, 2013 maturity date, pursuant to the terms of the Clouding Loan, the Company issued to Clouding an additional 150,000 shares of its Series B preferred stock, which were subsequently converted into 150,000 shares of common stock.  As of December 31, 2013, the amount outstanding on the note was $250,000.

On various dates in May and June 2014, the Company paid what it believed to be the remaining outstanding principal; however, Clouding made claims that certain amounts of interest, as well as a loan termination fee, were still due.  On August 20, 2014, the Company entered into a settlement agreement for full cancellation and satisfaction of the Clouding Loan and related agreements.  Pursuant to the settlement agreement, the Company was to make a one-time payment of $52,500 and issue 1,775,000 warrants to Clouding and certain related parties.  If the $52,500 was not paid by August 22, 2014, then the amount due would be increased by 10% and then an additional 1% for each additional 30 days that the Company had not cured the default.  As of December 31, 2014, the amount due is $58,327 and has been reflected as an accrued expense in the accompanying consolidated balance sheet.  The warrants had an exercise price of $4 per share and an expiration date of August 20, 2018.  The warrant agreement provided for a reduction in exercise price to 75% of the original exercise price if the Company did not pay the $52,500 by August 22, 2014 and also included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities.  Pursuant to the agreement, the exercise price was reduced to $3 when the Company did not make the required payment of $52,500 and further reduced the exercise price to $2.50 when the Company issued additional warrants with an exercise price of $2.50.  Due to the anti-dilution provision, the Company determined that the warrants were derivatives and recorded the fair value of the warrants of $26,317,756 at issuance as a derivative liability and as a loss on debt extinguishment on the December 31, 2014 consolidated financial statements.

NOTE 7 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

	Decemer 31,
	2014	2013
Asset retirement obligation, beginning of period	$76,457	$46,791
Additions	-	22,715
Accretion expense	7,645	6,951
Asset retirement obligations, end of period	$84,102	$76,457

NOTE 8 – DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  As discussed in Note 6, the Company issued 1,775,000 warrants to Clouding and certain related parties.  The warrant agreements included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. Pursuant to ASC Topic 815, “Derivatives and Hedging”, the Company determined that these warrants met the definition of a derivative, and are to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of August 20, 2014 (issuance date of the warrants) and December 31, 2014, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Warrants:

	August 20, 2014 (Issuance date)	December 31, 2014
Exercise Price	$4.0	$2.5
Stock Price	$15	$6.5
Risk-free interest rate	.94%	1.10%
Expected volatility	220%	188%
Expected life (in years)	4 years	3.64 years
Expected dividend yield	0%	0%

Fair Value:	$26,264,059	$11,039,552

The risk-free interest rate was based on rates established by the Federal Reserve Bank. The Company uses the historical volatility of its common stock to estimate the future volatility for its common stock. The expected life of the warrants was determined by the expiration dates of the warrants. The expected dividend yield was based on the fact that the Company has not paid dividends to its common stockholders in the past and does not expect to pay dividends to its common stockholders in the future.

At the issuance date of the warrants on August 20, 2014, the Company determined the aggregate fair value to be $26,264,059, and was accounted for as a derivative liability.   For the year ended December 31, 2014, the Company recorded a change in fair value of the derivative liability of $15,224,507.   As of December 31, 2014, the aggregate fair value of the derivative liabilities was $11,039,552.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora Enterprises, LLC (“Plethora”), which is solely owned by Nikolas Konstant, the Company’s chairman of the board and chief financial officer.  Under the consulting agreement, for the years ended December 31, 2014 and 2013, the Company recorded compensation expense of $360,000 and $360,000, respectively.  The amount due to Mr. Konstant under the Plethora consulting agreement is $0 and $164,610 at December 31, 2014 and 2013, respectively.

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

NOTE 10 - STOCKHOLDERS’ DEFICIT

Stock Issuances for Services

In May 2012, the Company issued 300,000 shares of the Company’s Series B Preferred Stock to Agra Capital Advisors, LLC / Akire Inc. (“Agra”). The stock was valued at $.056 per share or total fair value of $16,800 with the assistance of an outside valuation firm. On July 1, 2012, the Company issued 50,000 shares of the Company’s Series B Preferred Stock to Quantum as part of a consulting agreement.  The value of the shares totaled $2,800. On August 2, 2012, the Company issued 200,000 shares of the Company’s Series B Preferred Stock to John Linton pursuant to a consulting agreement.  The value of the shares totaled $11,200. On December 31, 2012, the Company issued 50,000 shares of the Company’s Series B Preferred Stock pursuant to a consulting agreement with Quantum.  The value of the shares totaled $1,000.

On January 15, 2013, the Company issued 25,000 shares of the Company’s Series B Preferred Stock pursuant to a consulting agreement.  The value of the shares totaled $500 and was recorded as consulting expense.

During 2013, the Company issued to Quantum 100,000 shares of common stock pursuant to a consulting agreement.   The value of the shares totaled $570,500 and was recorded as consulting expense.

On August 1, 2013, the Company issued 500,000 shares of common stock to Agra pursuant to a consulting agreement.  The value of the shares totaled $1,250,000 and was recorded as consulting expense.

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”). Pursuant to the agreement, Hahn will be issued 2,000 restricted shares of common stock of the Company per month. While initially such monthly issuances were capped at 24,000 shares, in June 2014 the parties agreed to continue the consulting agreement month to month and to continue to provide 2,000 restricted shares of common stock of the Company to Hahn each such month. At December, 2013, Hahn had received 13,000 restricted shares of common stock of the Company valued at $88,110 which was recorded as consulting expense. During the year ended December 31, 2014, Hahn had received 24,000 restricted shares of common stock of the Company valued at $315,119 which was recorded as consulting expense.

During the year ended December 31, 2014, the Company issued 20,000 shares of common stock pursuant to a consulting agreement.  The value of the shares totaled $286,000 and was recorded as consulting expense.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Stock Issuances Related to Notes Payable

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

On February 2, 2014, the Company issued 66,000 shares of common stock to RT holdings pursuant to a loan settlement agreement.  The value of the shares totaled $693,001 and was recorded as a reduction of the note payable of $53,380 and a loss on debt modification of $639,621.

As part of the financing with the LowCal Notes described in Note 4, the granted, but did not issue, 400,000 shares of common stock valued at $3,370,000 during the year ended December 31, 2013.  These shares were reflected as Common Stock Issuable as of December 31, 2013. These shares were issued during 2014.  Also as part of the financing with the LowCal Notes issued 600,000 shares of common stock valued at $7,604,000 during the year ended December 31, 2014.

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

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On June 21, 2013, the Company issued 500,000 restricted shares of common stock at $0.10 per share or for a total of $50,000 cash pursuant to a consulting agreement with Brian Hannan and Jeffrey Ahlholm.

NOTE 11 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2011	-	-	-
Granted	100,000	2.50	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2012	100,000	2.50	2.58
Granted	600,000	2.50	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2013	700,000	2.50	4.07
Granted	600,000	2.50
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2014	1,300,000	2.50	3.81	5,200,000
Exercisable, December 31, 2014	1,000,000	2.50	3.58	4,000,000

The following table summarizes information about options outstanding at December 31, 2014:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,300,000	3.81	2.50

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table summarizes information about options exercisable at December 31, 2014:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,000,000	3.58	2.50

On June 23, 2013, the Company entered into an employment agreement with Martin Oring, who also acts as a director of the Company, in which Mr. Oring was appointed the CEO of the Company. In exchange for Mr. Oring’s services, he received an option to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term valued at $1,935,908. 50,000 options shares vested each month the employment agreement remained in effect through June 30, 2014. On August 18, 2014, the Company and Mr. Oring entered into a new employment agreement in which Mr. Oring shall continue to act as the Company’s CEO in exchange for new options. Pursuant to the new agreement entered into on August 18, 2014, the Company issued to Mr. Oring an additional option to purchase 600,000 shares of restricted common stock of the company at an exercise price of $2.50 with a five year term valued at $1,935,908 . 50,000 of such options vested immediately on the date of grant for Mr. Oring’s services provided in July 2014. The remaining options shall vest in monthly installments of 50,000 commencing August 31, 2014 and continuing thereafter every month Mr. Oring’s employment agreement remains in effect.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the years ended December 31, 2014, 2013 and 2012 are as follows:

	Decmeber 31,
	2014	2013	2012
Risk-free interest rate	0.73%	0.73%	0.39%
Expected life of the options (Years)	4.95	3	3
Expected volatility	220%	214%	214%
Expected dividend yield	0%	0%	0%
Expected forfeitures	0%	0%	0%

The weighted average grant-date fair value for the options granted during the years ended December 31, 2014, 2013 and 2012, was $14.92, $3.23 and $0.04, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company recorded $5,443,458, $967,954, and $3,964, respectively, of share based compensation.

As of December 31, 2014, the unamortized balance is $4,475,501 which will be expensed through June 30, 2015.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2011	-	-	-
Granted	9,668,000	4.00	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2012	9,668,000	-	-
Granted	1,890,000	7.18	-
Exercised	-	-	-
Forfeited/Canceled	-	-	-
Outstanding, December 31, 2013	11,558,000	4.50	2.21
Granted	3,444,992	2.99
Exercised	-	-
Forfeited/Canceled	(425,000)	2.62
Outstanding, December 31, 2014	14,577,992	4.69	1.96	36,008,468
Exercisable, December 31, 2014	9,874,660	4.39	2.45	30,514,640

The following tables summarize information about warrants outstanding at December 31, 2014:

Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	4,909,992	2.46	2.50
3.00	2,303,000	1.48	3.00
4.00	1,175,000	3.17	4.00
5.35	4,670,000	0.87	5.35
6.00	20,000	2.33	6.00
12.95	1,500,000	3.53	12.95
	14,577,992

The following table summarizes information about warrants exercisable at December 31, 2014:

Warrants Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	4,876,660	2.41	2.50
3.00	2,303,000	1.48	3.00
4.00	1,175,000	3.17	4.00
6.00	20,000	2.33	6.00
12.95	1,500,000	3.53	12.95
	9,874,660

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

•
The GEM C Warrant: The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to GEM at an exercise price of $5.35 per share (the “GEM C Warrant”). Prior to its amendment, the GEM C Warrant would vest only upon the Company acquiring certain rights to oil and gas in Ghana. As amended, the GEM C Warrant will vest upon either of the following dates: (i) the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration; or (ii) the Company or a Subsidiary closes a deal to acquire assets having a cost greater than $40,000,000. Prior to its amendment, the GEM C Warrant also provided the Company with an option to elect to shorten the term of the GEM C Warrant (the “Company Shortening Option”), so long as certain terms and conditions had been satisfied. The amendment changed some of the terms and conditions that must be satisfied prior to the Company’s use of its Company Shortening Option. As amended, the Company may elect to shorten the term of the GEM C Warrant by moving the expiration date to the date six months (plus any additional days added if the underlying shares remain unregistered after 270 days) from the day that all of the following conditions have been satisfied: (i) either of the preconditions to vesting set forth above have been satisfied; (ii) the Company has publicly announced the ratification set forth in (i); (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) to occur.  The other terms and conditions of the original GEM C Warrant remain unaltered.  These options have not vested as of December 31, 2014.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

As further consideration for GEM’s execution of the Commitment Agreements, on July 11, 2013 GEM and GEM affiliates received common stock purchase warrants to purchase an additional 1,500,000 shares of common stock of the Company (“Additional Warrants”). The Additional Warrants vest on July 11, 2014 with a ceiling of $8, expire after five years and have an exercise price equal to the 30 day average trading price of the Company’s common stock on July 11, 2014. If the shares underlying the Additional Warrant are not registered within 24 months of July 11, 2013, the expiration date will be extended for each additional day the shares underlying Additional Warrant remain unregistered after 24 months.

The fair value of the 1,500,000 Additional Warrants was determined to be $11,965,068 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 4.53 years
•	Volatility of 277%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.79%

During the year ended December 31, 2013, the Company amortized $5,670,064 of the costs.

On the vesting date of July 11, 2014, the Company calculated the fair value of the 1,500,000 Additional Warrants to be $19,085,444 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 4.00 years
•	Volatility of 220%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.92%

The remaining fair value was amortized through the vesting period of July 11, 2014.  The Company expensed $13,415,380 during the year ended December 31, 2014 and expensed $5,670,064 during the year ended December 31, 2013 for a cumulative expense of $19,085,444.

Pursuant to the Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a Structuring Fee equal to $4 million, which must be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company’s election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to ninety percent of the average closing trading price of the Company’s common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013. As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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
  Dividend yield of 0%
  Expected volatility of 214%
  Risk-free interest rate of 0.85%
  Expected life of 4.67 years
The fair value of the remaining 200,000 warrants at December 31, 2013 was determined to be $1,595,500, of which $380,658 was recognized during the year ended December 31, 2013. The fair value was determined using the Black-Scholes model with the following assumptions:

  Dividend yield of 0%
  Expected volatility of 277%
  Risk-free interest rate of 1.75%
  Expected life of 4.05 years
Agra

On November 6, 2013, the Company issued 100,000 warrants to Agra pursuant to their consulting agreement related to the closing of the LowCal convertible notes.  The warrants have an exercise price of $4.00, vest immediately and expire on July 31, 2018. The fair value of the 100,000 warrants was determined to be $853,548, which was recorded as “Interest and finance costs” on the accompanying consolidated statement of operations for the year ended December 31, 2013.  The fair value was determined using the Black-Scholes model with the following assumptions:

  Dividend yield of 0%
  Expected volatility of 277%
  Risk-free interest rate of 1.34%
  Expected life of 4.73 years

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

DVIBRI

Pursuant to a consulting agreement entered into with DVIBRI in 2013, the Company issued warrants to purchase 199,992 shares of the Company’s common stock with 16,666 warrants vesting each month.  The warrants have an exercise price of $2.50 and expire on June 30, 2017.  The Company expensed $1,881,325 for the year ended December 31, 2014. The fair value of the 166,660 warrants that vested during the year ended December 31, 2014 was determined to be using the Black-Scholes option pricing model with the following assumptions:
  Expected life of  between 2.5 and 3 years
  Volatility of between 188% and 221%;
  Dividend yield of 0%;
  Risk free interest rate between 1.10% and 2.53%
Mark Bitter

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

The fair value of the 20,000 warrants that vested during the quarter was determined to be $330,499 using the Black-Scholes option pricing model with the following assumptions:

  Expected life of 3 years
  Volatility of 253%;
  Dividend yield of 0%;
  Risk free interest rate of 0.86%
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
  Expected life of  4 years
  Volatility of 220%;
  Dividend yield of 0%;
  Risk free interest rate of 0.94%
The fair value was recorded as consulting expense in the accompanying consolidated financial statements during the year ending December 31, 2014.

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

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Vicki P. Rollins

As discussed in Note 5, on September 1, 2014, the Company issued to Rollins an aggregate of 250,000 new warrants pursuant to a loan extension and amendment.  The fair value of the 250,000 warrants was $3,212,283 using the Black-Scholes option pricing model with the following assumptions:

  Expected life of 4.09 years
  Volatility of 220%;
  Dividend yield of 0%;
  Risk free interest rate of 0.90%
Clouding

On August 20, 2014, the Company entered into a settlement agreement for full cancellation and satisfaction of the Clouding Loan and related agreements.  Pursuant to the settlement agreement, the Company issued 1,775,000 warrants to Clouding and certain related parties.  Details of such warrants are discussed further in Note 6 above.

LowCal

Pursuant to the third amendment to the LowCal loan agreement as discussed in Note 4, the Company issued to LowCal a warrant to purchase 500,000 restricted shares of common stock at $4.00 per share, expiring August 14, 2017. The Company determined the fair value of the 500,000 warrants to be $7,293,270 using the Black-Scholes option pricing model with the following assumptions:

  Expected life of 3 years
  Volatility of 220%;
  Dividend yield of 0%;
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

The fair value of the 200,000 warrants was determined to be $2,766,716 using the Black-Scholes option pricing model with the following assumptions:

  Expected life of 3 years
  Volatility of 220%;
  Dividend yield of 0%;
  Risk free interest rate of 1.07%
NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Dune Merger Agreement

On September 17, 2014, The Company entered into an Agreement and Plan of Merger (the “Dune Merger Agreement”) with Dune. Pursuant to the Dune Merger Agreement, the Company has agreed to conduct a cash tender offer (the “Offer”) to purchase all of Dune’s issued and outstanding shares of common stock, par value $0.001 per share (the “Shares”), at a price of $0.30 per Share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement (the “Offer Price”).  In addition to the Offer Price, Eos and Purchaser shall provide Dune with sufficient funds to pay in full and discharge all of Dune’s outstanding indebtedness and shall assume liability for all Dune trade debt, as well as fees and expenses related to the Dune Merger Agreement and the transactions contemplated therein.

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

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The minimum lease payments are as follows:
Year	Amount
2015	$193,248
2016	198,876
2017	68,876
$461,000

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $177,545, $177,545 and $48,000, respectively.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 13 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$2,712,421	$1,941,839
Deferred Compensation	36,450	23,901
Accrued expenses	416,513	179,094
Stock Based Compensation	181,247	181,247
Valuation Allowance	(3,346,631)	(2,326,081)
Net deferred tax asset	$-	$-

A valuation allowance has been recorded to reduce the net benefit recorded in the financial statements related to these deferred tax assets. The valuation allowance is deemed necessary as a result of the uncertainty associated with the ultimate realization of these deferred tax assets.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, were as follows:

	2014		2013		2012
Statutory federal income tax rate	(34	) %	(34	) %	(34	) %
State income taxes, net of federal taxes	(6	) %	(6	) %	(6	) %
Non-includable items	27%		20%		7%
Increase in valuation allowance	13%		20%		33%
Effective income tax rate	-		-		-

The components of income tax expense for the years ended December 31, are as follows:

	2014	2013	2012

Current federal income tax	$-	$-	$-
Current state income tax	-	-	-
Deferred taxes	(1,020,550)	(1,075,587)	(696,004)
Valuation allowance	1,020,550	1,075,587	696,004
	$-	$-	$-

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2014 and 2013, no liability for unrecognized tax benefits was required to be recorded.”

At December 31, 2014, the Company had net operating loss carry forwards of approximately $6,719,000 for both federal and state that may be offset against future taxable income. These carry forwards will begin to expire in the year ended December 31 2031 for federal and state.  No tax benefit has been reported in the December 31, 2014, 2013 and 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 14– SUBSEQUENT EVENTS

Dune Merger Agreement

On September 17, 2014 the Company entered into an Agreement and Plan of Merger with Dune and Eos Merger Sub. Inc.  Pursuant to the Dune Merger Agreement, and on the terms and subject to the conditions described therein, Merger Sub agreed to conduct a cash tender offer to purchase all of Dune’s issued and outstanding shares of common stock at a price of $0.30 per Dune Share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement.  Due to the severe decline in oil prices, the Company’s sources of capital for the merger and tender offer were withdrawn, and the Company was were unable to proceed to complete the merger and tender described in the Dune Merger Agreement on the terms originally negotiated.   After a series of amendments to the Dune Merger Agreement while the parties continued to try to negotiate financing terms, the Tender Offer ultimately expired on February 27, 2015.  Subsequently, on March 4, 2015, Dune provided the Company with notice of its decision to terminate the Dune Merger Agreement in accordance with the Dune Merger Agreement, and demanded the Parent Termination Fee (as defined in the Dune Merger Agreement) of $5,500,000 in cash, and reimbursement for certain unidentified expenses incurred by Dune.  Dune has threatened to bring litigation to collect these amounts in connection with its contention that the Company breached the Dune Merger Agreement and is entitled to the breakup fee set forth in the Dune Merger Agreement. The Company does not believe that it has liability for the break-up fee and we intend to vigorously defend ourselves in an action is brought.

Additional Financing

On March 31, 2015 we issued two unsecured promissory notes, one to Plethora Enterprises, LLC, and one to Clearview Partners II, LLC.  Each promissory note has a principal amount of $150,000, with an interest rate of 10% per annum.  The maturity date is 120 days from the date of issuance.  Nikolas Konstant, our CFO and Chairman of the Board is the sole member and manager of Plethora Enterprises, LLC.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 15 – SELECTED QUARTERLY DATA (UNAUDITED)

	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014	Total
Revenue	$103,706	$323,121	$187,805	$145,820	$760,452
Gross profit (loss)	38,448	202,850	75,578	16,500	333,376
Gain (loss) from operations	(11,005,511)	(6,814,549)	(11,690,567)	(697,195)	(30,207,822)
Net gain (loss)	$(16,167,341)	$(12,718,954)	$(56,946,844)	$6,999,233	$(78,833,906)
Basic and diluted loss per share	$(0.35)	$(0.27)	$(1.21)	$0.15	$(1.68)

	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013	Total
Revenue	$23,978	$196,776	$248,820	$126,831	$596,405
Gross profit (loss)	(33,993)	48,347	74,852	105,557	194,763
Loss from operations	(670,928)	(828,221)	(7,873,270)	(5,982,800)	(15,355,219)
Net loss	$(732,016)	$(2,694,086)	$(8,764,170)	$(14,926,371)	$(27,116,643)
Basic and diluted loss per share	$(0.01)	$(0.06)	$(0.19)	$(0.33)	$(0.59)

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 16 - SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

	Years Ended
	December 31,	December 31,	December 31,
	2014	2013	2012
Unproved property acquisition costs	$-	$-	$-
Exploration costs	-	117,050	76,746
Development costs	-	-	-
Asset retirement obligation	7,645	6,951	4,254
Total cost incurred	$7,645	$124,001	$81,000

Estimated Quantities of Proved Reserves

Hahn Engineering, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2014 and 2013. Estimates of proved reserves as of December 31, 2014 and 2013 were prepared by management using the report of Hahn Engineering, Inc. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves estimated to be recovered through existing wells. Proved undeveloped reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves are located onshore in the continental United States of America.

The following table shows the estimated proved developed reserves and the proved undeveloped reserves:

Estimated Quantities of Proved Reserves

	December 31,	December 31,	December 31,
	2014	2013	2012
	Oil	Oil	Oil
	(bbls)	(bbls)	(bbls)
Balance, beginning of the year	222,413	89,054	69,090
Purchases of reserves in place	-	-	-
Revision of previous estimates	20,588	140,101	20,863
Production	(8,779)	(6,742)	(899)
Net change	234,222	222,413	89,054

The following table reflects the changes in estimated quantities of proved reserves:

Estimated Quantities of Proved Reserves

	December 31,	December 31,	December 31,
	2014	2013	2012
	Oil	Oil	Oil
	(bbls)	(bbls)	(bbls)

Proved developed reserves:	59,310	41,453	33,912
Proved undeveloped reserves:	174,912	180,960	55,142
Total proved reserves	234,222	222,413	89,054

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Standardized Measure of Discounted Future Net Cash Flows

The Standardized Measure related to prove oil and gas reserves is summarized below. Future cash inflows were computed by applying a twelve month average of the first day of the month prices to estimated future production, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expense. Future income tax expenses are calculated by applying appropriate year-end tax rates to future pretax net cash flows, less the tax basis of properties involved. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of the Company.

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

Standardized Measure of Oil and Gas

	December 31,	December 31,	December 31,
	2014	2013	2012
Future cash inflows	$20,606,888	$19,999,359	$7,728,962
Future production and development costs	(4,452,624)	(5,479,000)	(2,802,100)
Future income taxes	(3,774,242)	(3,894,466)	(1,063,757)
Future net cash flows	12,380,022	10,625,893	3,863,105
Discount of future net cash flows at 10% per annum	(4,175,018)	(4,058,069)	(1,231,826)
Standardized measure of discounted future net cash flows	$8,205,004	$6,567,824	$2,631,279

Reserve estimates and future cash flows are based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The average prices used for 2014, 2013 and 2012 were $88, $90, and $87    per barrel, respectively, for crude oil.  At December 31, 2014, the price per barrel of oil was $59.   The future cash flow could be significantly different than the amount in the above table when the oil is actually sold.

Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for the tax basis of oil and gas properties and available applicable tax assets. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the Company’s oil and gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in oil and gas reserve estimates.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The following table sets forth the changes in standardized measure of discounted future net cash flows relating to prove oil and gas reserves for the periods indicated.

Changes in Standardized Measure

	December 31,	December 31,	December 31,
	2014	2013	2012
Beginning of the year	$6,567,824	$2,631,279	$1,949,660
Sales of oil and gas produced, net of production costs	(333,376)	(194,763)	97,722
Purchases of minerals in place	-	-	-
Revision of previous quantity estimates	1,970,516	4,131,308	583,897
Net change	$8,204,964	$6,567,824	$2,631,279