Form 10-K/A
period 2014-12-31
Eos Petro, Inc.
filed 2015-04-14
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this "Amended Filing") to amend and restate our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 (the "Original Filing"), to correct certain typographical errors throughout the Original Filing. The certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 included in the Original Filing have been updated for the date of this Amended Filing, and we are filing a new Exhibit 23.1 containing the consent of Hahn Engineering, Inc.  References herein to this Annual Report on Form 10-K shall refer to this Amended Filing.

PART IV	40

Item 15. Exhibits, Financial Statement Schedules	40

Signatures	46

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This annual report on Form 10-K (this “Report”), the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as December 31, 2013. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Report and those reports, statements, information and announcements address activities, events or developments that Eos Petro, Inc. (“Company”),  (together with its two wholly-owned subsidiaries, Eos Global Petro, Inc., a Delaware corporation (“Eos”), and Eos Merger Sub, Inc., a Delaware corporation (“Eos Delaware”); and Eos’ own two subsidiaries, Plethora Energy, Inc., a Delaware corporation (“Plethora Energy”), and EOS Atlantic Oil & Gas Ltd., a Ghanaian limited liability company (“EAOG”); and Plethora Energy’s subsidiary, Plethora Bay Oil & Gas Ltd., a Ghanaian corporation (“PBOG”), herein after referred to as “we,” “us,” “our,” or “our Company” unless the context otherwise requires) expects or anticipates, will or may occur in the future.

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

We have an agreement with a consultant to help us obtain rights in Africa. Eos’ wholly-owned subsidiary, Plethora Energy, is presently focusing on obtaining rights to one oil concession located off the coast of Ghana. Laws in Ghana require that any application for a Ghanaian oil concession come from a Ghanaian company, so we also formed EAOG to pursue other concessions in Ghana. We have also formed PBOG. No assurance can be given that any concession application will be approved. If a concession is approved, pursuant to a letter agreement dated September 5, 2011, DCOR, a company engaged in the development, exploration and production of oil and natural gas, could elect to receive a 10% ownership interest in the concession and will serve as operator. If DCOR elects not to acquire the 10% interest, then the agreement shall terminate and be of no further force and effect.

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

Disclosure of Reserves

The following table provides evaluation information on all 700 acres of the Works Property as of December 31, 2014 from the February 17, 2015 reserve evaluation from Hahn Engineering, Inc. (“Hahn Engineering”):

	Proved Developed (a)		Proved (b)	Total Proved (c), (d)
	Producing	Non-Producing	Undeveloped Undrilled	Proved
Gross Reserves
Oil-Barrels (e)	46,116	28,032	218,640	292,778
Net Reserves
Oil-Barrels (e)	36,893	22,418	174,912	234,223

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

Oil and Gas Properties, Wells, Operations and Acreage

As of December 31, 2012, the Works Property had 4 productive oil wells, and as of December 31, 2013 and 2014, the Works Property had 6 and 8 productive oil wells respectively over its approximately 700 acres. Of those 700 acres, there were 496 net and gross developed acres and 200 net and gross undeveloped acres as of December 31, 2014, 2013 and 2012.

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

The Works Property has eight currently producing wells, constituting our total production for the year ended December 31, 2014. In addition, at December 31, 2014, our total net proved reserves were attributable to the fields on the Works Property. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected. In addition, any expansion of operations and corresponding revenue from the Works Property will require a significant and capital expense that the Company currently does not have.

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

We intend to make, substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with debt. During 2015 we expect to continue to participate, in the further exploration and development projects at the Works Property leases in Illinois. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds we may have a limited ability, particularly in the current economic environment, to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements. It is possible that we may raise capital for these purposes in the form of the sale of common stock or in convertible debt securities which could lead to significant dilution of our existing shareholders.

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

In consideration of GEM’s continued support of the Company and their lack of termination of or withdrawal from the Commitment between August 31, 2011 and November 21, 2012, we issued to GEM and a GEM affiliate in 2012 a total of six common stock purchase warrants to purchase a total of 8,372,000 shares of common stock. Two of the warrants to purchase a total of 2,399,000 shares vested in 2012.  The vesting conditions of the four remaining warrants were amended with the Commitment Agreements of which 1,303,000 warrants vested in 2013, and 4,670,000 warrants remain unvested as of December 31, 2014. The following summarizes the amendments made to the four warrants on July 11, 2013 in connection with the Commitment Agreements:
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

During 2014, the Company issued 400,000 shares due to LowCal previously classified as “shares of common stock to be issued” on the December 31, 2013 consolidated financial statements , and an additional 600,000 shares in connection with the Company’s receipt of the remaining funding of $1,500,000 pursuant to the second amendment of the LowCal Note.

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

Statement of operations data
				From May 2, 2011
	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Revenue	$760,452	$596,405	$74,530	$30,968
Lease operating expense	(427,076)	(401,642)	(172,252)	(75,411)
General and administrative expenses	(30,541,198)	(15,549,982)	(1,254,277)	(1,526,007)
Other expense	(48,626,084)	(11,761,424)	(571,529)	(56,898)
Net loss	$(78,833,906)	$(27,116,643)	$(1,923,528)	$(1,627,348)
Basic and diluted loss per share	$(1.68)	$(0.59)	$(0.05)	$(0.05)

Balance Sheet data
	As of December 31,
	2014	2013	2012	2011
Cash and cash equivalents	$133,210	$21,951	$47,511	$-
Oil and gas properties, net	$1,121,175	$1,187,555	$182,985	$151,856
Total Assets	$1,411,042	$1,354,373	$359,728	$162,056
Accounts payable	$148,888	$148,888	$210,568	$368,113
Accrued expenses	$1,149,956	$1,169,644	$615,081	$95,822
LowCal convertible and promissory notes payable	$8,250,000	$2,612,882	$-	$-
Notes payable	$1,273,000	$1,108,380	$1,450,000	$241,600
Convertible notes, net	$-	$250,000	$245,312	$-
Derivative liabilities	$11,039,552	-	-	-
Total liabilities	$21,945,498	$5,530,861	$2,743,752	$745,133

Toal stockholders' deficit	$(20,534,456)	$(4,176,488)	$(2,384,024)	$(583,077)

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

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

	For the Years Ended December 31,
	2014		2013
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$760,452	100.0%	$596,405	100.0%	164,047	28%
Lease operating expense	427,076	56.2%	401,642	67.3%	25,434	6%
General and administrative expenses	30,541,198	4016.2%	15,549,982	2607.3%	14,991,216	96%
Other expense, net	48,626,084	6394.4%	11,761,424	1972.1%	36,864,660	313%
Net loss	$(78,833,906)		$(27,116,643)		(51,717,263)	191%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of December 31, 2014 and 2013, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the year ended December 31, 2014 and 2013 was $760,452 and $596,405, respectively.  The increase in revenues for the year ended December 31, 2014 is due to the increase in the number of barrels sold offset by a slightly lower cost per barrel.  For the year ended December 31, 2014, we sold 8,779 barrels at an average price of $87 per barrel, compared to 6,742 barrels at an average price of $88 per barrel for the year ended December 31, 2013.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the year ended December 31, 2014 and 2013 was $427,076 and $401,642, respectively.  The increase in operating expenses was due to additional repairs on the pumpers and battery units for the wells.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 and 2013 was $30,541,198 and $15,549,982, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $885,000, $23,225,000, and $5,842,000 in professional fees, consulting agreements and compensation, respectively for the year ended December 31, 2014. We recognized approximately $978,000, $ 12,392,000, and $1,359,000 in professional fees, consulting agreements and compensation, respectively for the year ended December 31, 2013. Other general and administrative expenses included are temporary professional staffing, rent, utilities, and other overhead expenses. The significant increase in consulting expense was related to the $13,415,000 non-cash costs related to the amended GEM warrants as discussed in the accompanying consolidated financial statements and $8,697,000 related to the other warrants issued for other consulting services.  The increase in compensation was due to the options vested to Oring per his employment contract valued at $5,443,458.

Other expenses, net

Other expenses were $48,626,084 consisting of interest and finance costs of $23,834,000, loss on debt extinguishment of $40,016,000 and a gain on change in fair value of derivative liability of $15,225,000, respectively for the year ended December 31, 2014. Other expenses were $11,761,424 consisting of interest and finance costs of $8,372,720 and loss on debt extinguishment of $3,388,704, respectively for the year ended December 31,  2013. The increase in interest and finance costs is primarily due to the fair value of the beneficial conversion features and shares issued in connection with financing incurred during the year ended December 31, 2014. The loss on debt extinguishment is due to the amendments to the notes payable and convertible notes that were amended during the year ended December 31, 2014.  The gain on the change in the derivative liability is due to the decrease in the share price from $14 at the date of issuance to $6.50 at December 31, 2014 and due to the decrease in the estimated volatility from 220% at the date of issuance to 188% at December 31, 2014.

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

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of December 31,  2013 and 2012, our primary revenue has come from one source, “the Works” property, located in Southern Illinois. Revenue for the year ended December 31, 2013 and 2012 was $596,405 and $74,530, respectively. The increase in revenues for the year ended December 31, 2013 is due to the increase in both the number of barrels sold and the price per barrel.  For the year ended December 31, 2013, we sold 6,742 barrels at an average price of $88 per barrel, compared to 899 barrels at an average price of $83 per barrel for the year ended December 31, 2012.

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

During 2014, we paid $75,000 and issued 66,000 shares valued at $693,001 of common stock for full settlement of the RT Holdings note.

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

As discussed above, the Company granted, but did not issue, 400,000 shares of common stock valued at $3,370,000 during the year ended December 31, 2013.  These shares were reflected as Shares of Common Stock to be Issued as of December 31, 2013. These shares were issued during 2014.  During the year ended December 31, 2014, the Company received an additional $1,500,000 under the November 6, 2013 amendment and issued 600,000 shares of its common stock as a financing cost.

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

Pursuant to the Amendment:
  LowCal forgave approximately $667,000 of  accrued interest and eliminate all interest going forward on the Amended First Note;
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

Dated: April 14, 2015
Eos Petro, Inc.

By: /s/ Martin Oring
Martin Oring
CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Nikolas Konstant Nikolas Konstant	Chairman of the Board, Chief Financial Officer	April 14, 2015
/s/ John Mitola	Corporate Secretary, Director
/s/ John Hogg John Hogg	Director	April 14, 2015
/s/ Martin Oring Martin Oring	Chief Executive Officer, Director	April 14, 2015
/s/ Sudhir Vasudeva	Director

EOS Petro, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
EOS Petro, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of EOS Petro, Inc. and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EOS Petro, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EOS Petro, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2015 expressed an adverse opinion thereon.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
EOS Petro, Inc. and Subsidiaries

We have audited EOS Petro, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EOS Petro, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

e.
The Company is subject to specialized accounting guidelines for oil and gas exploration activities.  Due to insufficient number of personnel, the Company lacks staff with an appropriate level of GAAP knowledge and experience or training in the application of specialized accounting guidelines for oil and gas exploration activities in the preparation of the accounting records supporting the balances on the financial statements of the Company.

The foregoing material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that each control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 31, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses described above on the achievement of the objectives of the control criteria, EOS Petro, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of EOS Petro, Inc. and Subsidiaries as of December 31, 2014 and 2013, and related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2014 and our report dated March 31, 2015, expressed an unqualified opinion, modified for a going concern uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 31, 2015

Eos Petro, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2014	2013
ASSETS

Current assets
Cash	$133,210	$21,951
Other current assets	42,959	21,029
Total current assets	176,169	42,980

Oil and gas properties using the full cost method of accounting, net of accumulated depletion of $128,433 and $62,053, respectively	1,121,175	1,187,555
Other property plant and equipment, net of accumulated depreciation of $18,743 and $8,603, respectively	11,257	21,397
Long-term deposits	102,441	102,441
Total assets	$1,411,042	$1,354,373

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$148,888	$148,888
Accrued expenses	1,149,956	1,169,644
Amounts due shareholder	-	164,610
LowCal convertible and promissory notes payable, net of discount
of $0 and $887,118, respectively	8,250,000	2,612,882
Notes payable	1,273,000	1,108,380
Convertible notes payable	-	250,000
Derivative liabilities	11,039,552	-
Total current liabilities	21,861,396	5,454,404

Asset retirement obligation	84,102	76,457
Total liabilities	21,945,498	5,530,861

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
47,738,882 and 46,628,882 shares issued and outstanding	4,774	4,663
Additional paid-in capital	89,077,781	23,231,954
Shares of common stock to be issued - Nil and 400,000	-	3,370,000
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(109,528,811)	(30,694,905)
Total stockholders' deficit	(20,534,456)	(4,176,488)
Total liabilities and stockholders' deficit	$1,411,042	$1,354,373

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2014	2013	2012

Revenues
Oil and gas sales	$760,452	$596,405	$74,530

Costs and expenses
Lease operating expense	427,076	401,642	172,252
General and administrative	30,541,198	15,549,982	1,254,277
Total costs and expenses	30,968,274	15,951,624	1,426,529

Loss from operations	(30,207,822)	(15,355,219)	(1,351,999)

Other income (expense)

Interest and finance costs	(23,834,276)	(8,372,720)	(514,144)
Change in fair value of derivative liabilities	15,224,507	-	-
Loss on debt extinguishment	(40,016,315)	(3,388,704)	-
Reverse merger costs	-	-	(57,385)
Total other income (expense)	(48,626,084)	(11,761,424)	(571,529)

Net loss	(78,833,906)	(27,116,643)	(1,923,528)

Preferred stock dividends	-	-	(15,978)
Net loss attributed to common stockholders	$(78,833,906)	$(27,116,643)	$(1,939,506)

Net loss per share attributed to common
stockholders - basic and diluted	$(1.68)	$(0.59)	$(0.05)
Weighted average common shares outstanding
basic and diluted	47,050,948	45,622,352	38,149,900

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Three Years Ended December 31, 2014

					Additional	Shares of Common	Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Stock to be	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit
Balance, December 31, 2011	35,860,044	$3,586	-	$-	$1,140,293	$-	$(88,200)	$(1,638,756)	$(583,077)

Issuance of stock for personal guarantee
of loan by shareholder	1,000,000	100	-	-	55,900	-	-	-	56,000
Issuance of stock in debt transactions	440,000	44	-	-	24,596	-	-	-	24,640
Issuance of stock for services	600,000	60	-	-	31,740	-	-	-	31,800
Fair value of warrants issued in connection with
extension of notes payable	-	-	-	-	5,468	-	-	-	5,468
Fair value of options issued to directors	-	-	-	-	3,964	-	-	-	3,964
Fair value of warrants issued for consulting services	-	-	-	-	11,687	-	-	-	11,687
Stock issued in connection with reverse merger	6,000,000	600	94,897	9	(609)	-	-	-	-
Shares issued in connection with promissory note	250,000	25	-	-	4,975	-	-	-	5,000
Accrued dividends on preferred stock	-	-	-	-	-	-	-	(15,978)	(15,978)
Net loss	-	-	-	-	-	-	-	(1,923,528)	(1,923,528)
Balance, December 31, 2012	44,150,044	4,415	94,897	9	1,278,014	-	(88,200)	(3,578,262)	(2,384,024)
Issuance of Series B preferred stock for consulting services	25,000	3	-	-	497	-	-	-	500
Issuance of Series B preferred stock in connection with promissory note	950,000	95	-	-	3,239,405	-	-	-	3,239,500
Issuance of Series B preferred stock for extension of notes payable	150,000	15	-	-	2,985	-	-	-	3,000
Fair value of warrants issued for consulting services	-	-	-	-	10,314,767	-	-	-	10,314,767
Purchase of shares associated with reverse stock split	-	-	(206)	-	(4,118)	-	-	-	(4,118)
Automatic conversion of Series B preferred stock for common stock	(45,275,044)	(4,528)	45,275,044	4,528	-	-	-	-	-
Issuance of common stock for cash	-	-	540,436	54	90,396	-	-	-	90,450
Issuance of common stock for consulting services	-	-	613,000	61	1,909,248	-	-	-	1,909,309
Fair value of share based compensation	-	-	-	-	967,954	-	-	-	967,954
Issuance of 98,855 shares related to loan amendments	-	-	98,855	10	837,988	-	-	-	837,998
Beneficial converson feature related to debt modification	-	-	-	-	2,579,562	-	-	-	2,579,562
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	1,106,250	-	-	-	1,106,250
Shares to be issued related to issuance of convertible note	-	-	-	-	-	3,370,000	-	-	3,370,000
Fair value of warrants issued in connection with convertible note	-	-	-	-	853,548	-	-	-	853,548
Shares issued for accrued dividends	-	-	6,856	1	55,458	-	-	-	55,459
Net loss	-	-	-	-	-	-	-	(27,116,643)	(27,116,643)
Balance, December 31, 2013	-	-	46,628,882	4,663	23,231,954	3,370,000	(88,200)	(30,694,905)	(4,176,488)
Issuance of common stock for consulting services	-	-	44,000	4	601,115	-	-	-	601,119
Issuance of common stock related to debt extinguishment	-	-	66,000	7	692,994	-	-	-	693,001
Fair value of share based compensation	-	-	-	-	5,443,458	-	-	-	5,443,458
Fair value of warrants issued for consulting services	-	-	-	-	22,112,191	-	-	-	22,112,191
Fair value of warrants issued for note payable extension	-	-	-	-	3,212,283	-	-	-	3,212,283
Fair value of warrants issued for financing costs	-	-	-	-	2,766,716	-	-	-	2,766,716
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	12,750,000	-	-	-	12,750,000
Fair value of warramts issued in connection with convertible note	-	-	-	-	7,293,170	-	-	-	7,293,170
Fair value of shares issued in connection with convertible note	-	-	1,000,000	100	10,973,900	(3,370,000)	-	-	7,604,000
Net loss	-	-	-	-	-	-	-	(78,833,906)	(78,833,906)
Balance, December 31, 2014	-	$-	47,738,882	$4,774	$89,077,781	$-	$(88,200)	$(109,528,811)	$(20,534,456)

The accompanying notes are an integral part of these consolidated financial statements

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2014	2013	2012

Cash flows from operating activities
Net loss	$(78,833,906)	$(27,116,643)	$(1,923,528)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	66,380	40,645	21,408
Depreciation	10,140	7,106	1,497
Accretion of asset retirement obligation	7,645	6,951	4,254
Amortization of debt issuance costs	2,387,118	2,617,571	195,312
Non-cash finance costs	20,876,170	5,406,533	-
Loss on debt extinguishment	40,016,315	3,388,704	-
Fair value of stock issued for services	601,119	1,909,809	31,800
Fair value of stock issued in debt transaction	-	3,000	30,108
Fair value of warrants issued for consulting services	22,112,191	10,314,767	11,687
Fair value of stock issued for loan guaranty by related party	-	-	56,000
Fair value of share-based compensation	5,443,458	967,954	3,964
Reverse merger costs	-	-	57,385
Change in fair value of derivative liabilities	(15,224,507)	-	-
Change in operating assets and liabilities:
Deposits and other current assets	(21,930)	(3,741)	(4,966)
Accounts payable	-	(61,680)	(217,052)
Accrued expenses	587,676	610,022	503,281
Amounts due shareholder	(164,610)	27,610	(102,441)
Net cash used in operating activities	(2,136,741)	(1,881,392)	(1,331,291)

Cash flows from investing activities:
Purchase of other fixed assets	-	(19,000)	(11,000)
Capital expenditures on oil and gas properties	-	(1,022,500)	(10,000)
Net cash used in investing activities	-	(1,041,500)	(21,000)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash	-	90,450	-
Proceeds from (repayment to) related party	-	(39,000)	136,402
Proceeds from issuance of notes payable	523,000	-	1,250,000
Repayment of notes payable	-	(500,000)	(41,600)
Purchase of stock pursuant to reverse stock split	(275,000)	(4,118)	-
Repayment of convertible notes	(250,000)	-	-
Debt issuance costs	-	(150,000)	(195,000)
Proceeds from issuance of LowCal convertible and promissory notes	2,250,000	3,500,000	250,000
Net cash provided by financing activities	2,248,000	2,897,332	1,399,802

NET INCREASE IN CASH AND CASH EQUIVALENTS	111,259	(25,560)	47,511

CASH AND CASH EQUIVALENTS, beginning of period	21,951	47,511	-

CASH AND CASH EQUIVALENTS, end of period	$133,210	$21,951	$47,511

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$59,442
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued dividends on preferred stock	$-	$-	$15,978
Issued 250,000 shares of Series B Preferred stock
pursuant to debt agreement	$-	$-	$5,000
Capitalized asset retirement obligation	$-	$22,715	$42,537
Issued 950,000 shares of Series B Preferred stock
pursuant to debt agreement	$-	$3,239,500	$-
Issued 98,855 shares of common stock for loan amendment	$-	$837,998	$-
400,000 shares of common stock to be issued pursuant to loan amendment	$-	$3,370,000	$-
Issued 6,856 shares for accrued dividends	$-	$55,549	$-
Conversion of Series B Preferred stock to common stock	$-	$4,528	$-
Issued 66,000 shares of common stock for extinguishment of debt	$53,380	$-	$-
Fair value of shares of beneficial converstion feature
recognized as debt discount	$1,500,000	$-	$-

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

On January 13, 2015, the Company entered into a 5th amendment (the “Amendment”) with LowCal Industries, LLC and certain of their affiliates to a secured convertible promissory note in the principal amount of $5,000,000.  As part of the Amendment, the Company and LowCal entered into the following: (i) an amended and restated First Note (the “Amended First Note”); and (ii) an unsecured promissory note in the principal amount of $3,250,000.
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

(4) On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC (“Babcock”) in order to secure a $300,000 loan (the “Babcock Loan”). On August 3, 2012, Eos also leased 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the “Babcock Lease”) from Babcock. The Company agreed to pay $7,500 a month in rent under the Babcock Lease. Pursuant to the Babcock Loan and Lease documents, Eos granted Babcock a mortgage and security interest in its oil and gas properties and related assets, agreements and profits.

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

On various dates in May and June 2014, the Company paid what it believed to be the remaining outstanding principal; however, Clouding made claims that certain amounts of interest, as well as a loan termination fee, were still due.  On August 20, 2014, the Company entered into a settlement agreement for full cancellation and satisfaction of the Clouding Loan and related agreements.  Pursuant to the settlement agreement, the Company was to make a one-time payment of $52,500 and issue 1,775,000 warrants to Clouding and certain related parties.  If the $52,500 was not paid by August 22, 2014, then the amount due would be increased by 10% and then an additional 1% for each additional 30 days that the Company had not cured the default.  As of December 31, 2014, the amount due is $58,327 and has been reflected as an accrued expense in the accompanying consolidated balance sheet.  The warrants had an exercise price of $4 per share and an expiration date of August 20, 2018.  The warrant agreement provided for a reduction in exercise price to 75% of the original exercise price if the Company did not pay the $52,500 by August 22, 2014 and also included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities.  Pursuant to the agreement, the exercise price was reduced to $3 when the Company did not make the required payment of $52,500 and further reduced the exercise price to $2.50 when the Company issued additional warrants with an exercise price of $2.50.  Due to the anti-dilution provision, the Company determined that the warrants were derivatives and recorded the fair value of the warrants of $26,264,059 at issuance as a derivative liability and as a loss on debt extinguishment on the December 31, 2014 consolidated financial statements.

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

As part of the financing with the LowCal Notes described in Note 4, the Company granted, but did not issue, 400,000 shares of common stock valued at $3,370,000 during the year ended December 31, 2013.  These shares were reflected as Shares of Common Stock to be Issued as of December 31, 2013. These shares were issued during 2014.  Also as part of the financing with the LowCal Notes issued 600,000 shares of common stock valued at $7,604,000 during the year ended December 31, 2014.

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

The vesting conditions of the four remaining warrants were amended with the Commitment Agreements. The following summarizes the amendments made on July 11, 2013 to the four warrants issued in 2012 in connection with the Commitment Agreements of which 1,303,000 warrants vested in 2013, and 4,670,000 warrants remain unvested as of December 31, 2014:

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

•
The Company recorded as consulting expense the fair value of the 1,303,000 GEM B Warrants and the 590 Partners B Warrants which vested on July 11, 2013 pursuant to the amended agreements.  The fair value was determined to be $4,095,407 using the Black-Scholes option pricing model with the following assumptions:

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

Consulting Agreement

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