Form 10-Q
period 2015-03-31
Eos Petro, Inc.
filed 2015-05-18
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

Yes ☐   No ☒

As of May 18, 2015, the registrant had 47,744,882 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)

Current assets
Cash	$280	$133,210
Other current assets	26,550	42,959
Total current assets	26,830	176,169

Oil and gas properties, net	1,111,114	1,121,175
Other property plant and equipment, net	8,757	11,257
Long-term deposits	102,441	102,441
Total assets	$1,249,142	$1,411,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$940,620	$148,888
Accrued expenses	757,810	1,149,956
Accrued termination fee	5,500,000	-
Accrued structuring fee	4,000,000	-
LowCal convertible and promissory notes payable	8,250,000	8,250,000
Notes payable	1,273,000	1,273,000
Derivative liabilities	8,454,532	11,039,552
Total current liabilities	29,175,962	21,861,396

Asset retirement obligation	86,205	84,102
Total liabilities	29,262,167	21,945,498

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
47,744,882 and 47,738,882 shares issued and outstanding	4,775	4,774
Additional paid-in capital	99,488,168	89,077,781
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(127,417,768)	(109,528,811)
Total stockholders' deficit	(28,013,025)	(20,534,456)
Total liabilities and stockholders' deficit	$1,249,142	$1,411,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$60,059	$103,706

Costs and expenses
Lease operating expense	11,429	65,258
General and administrative	10,881,750	11,043,959
Structuring fee	4,000,000	-
Acquisition termination fee	5,500,000	-
Total costs and expenses	20,393,179	11,109,217

Loss from operations	(20,333,120)	(11,005,511)

Other income (expense)

Interest and finance costs	(140,857)	(4,552,210)
Change in fair value of derivative liabilities	2,585,020	-
Loss on debt extinguishment	-	(609,620)
Total other income (expense)	2,444,163	(5,161,830)

Net loss	$(17,888,957)	$(16,167,341)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.37)	$(0.35)
Weighted average common shares outstanding
basic and diluted	47,741,349	46,683,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2015
(unaudited)

					Additional	Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2014	-	$-	47,738,882	$4,774	$89,077,781	$(88,200)	$(109,528,811)	$(20,534,456)
Issuance of common stock for consulting services		-	6,000	1	31,599	-	-	31,600
Fair value of warrants issued for consulting services	-	-	-	-	7,943,127	-	-	7,943,127
Fair value of share based compensation	-	-	-	-	2,435,661	-	-	2,435,661
Net loss	-	-	-	-	-	-	(17,888,957)	(17,888,957)
Balance, March 31, 2015 (unaudited)	-	$-	47,744,882	$4,775	$99,488,168	$(88,200)	$(127,417,768)	$(28,013,025)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(17,888,957)	$(16,167,341)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	10,061	9,384
Depreciation	2,500	2,500
Accretion of asset retirement obligation	2,103	1,911
Amortization of debt issuance costs	-	339,253
Non-cash finance costs	-	4,080,250
Loss on debt extinguishment	-	609,620
Fair value of stock issued for services	31,600	591,824
Fair value of warrants issued for consulting services	7,943,127	9,483,700
Fair value of share-based compensation	2,435,661	483,977
Termination fee	5,500,000	-
Structuring fee	4,000,000	-
Change in fair value of derivative liabilities	(2,585,020)	-
Change in operating assets and liabilities:
Deposits and other current assets	16,409	(21,390)
Accounts payable	791,732	-
Accrued expenses	(392,146)	158,029
Amounts due shareholder	-	17,700
Net cash used in operating activities	(132,930)	(410,583)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	750,000
Repayment of notes payable	-	(175,000)
Net cash provided by financing activities	-	575,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(132,930)	164,417

CASH AND CASH EQUIVALENTS, beginning of period	133,210	21,951

CASH AND CASH EQUIVALENTS, end of period	$280	$186,368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

300,000 shares of common stock to be issued for convertible notes	$-	$3,434,000
Issued 66,000 shares of common stock for extinguishment of debt	$-	$693,000
Fair value of shares of beneficial conversion feature
recognized as debt discount	$-	$1,396,250

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

NOTE 1 - ORGANIZATION

The unaudited condensed consolidated financial statements have been prepared by Eos Petro, Inc., (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2014 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc.”).

The Company has two wholly-owned subsidiaries, Eos and Eos Merger Sub, Inc., a Delaware corporation (“Merger Sub”), which was formed as an acquisition vehicle for potential transactions. Eos itself also has two subsidiaries: Plethora Energy, Inc. a Delaware corporation and a wholly-owned subsidiary of Eos (“Plethora Energy”), and EOS Atlantic Oil & Gas Ltd., a Ghanaian corporation (“EAOG”), which is also 10% owned by one of our Ghanaian-based third party consultants. Plethora Energy also owns 90% of Plethora Bay Oil & Gas Ltd., a Ghanaian corporation (“PBOG”), which is also 10% owned by the same Ghanaian-based consultant.  Eos, Merger Sub, PBOG, Plethora Energy and EAOG are collectively referred to as the Company’s “Subsidiaries.”

Business

The Company is in the business of acquiring, exploring and developing oil and gas-related assets.

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
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

thereby were used to purchase common stock at the average market price during the period.  The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	March 31,
	2015	2014
Options	1,325,000	700,000
Warrants	14,677,992	11,408,000
Convertible notes	2,000,000	1,162,500
Total	18,002,992	13,270,500

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, amortization and depletion allowances, the recoverability of the carrying amount and estimated useful lives of long-lived assets, asset retirement obligations, the valuation of equity instruments issued in connection with financing transactions, assumptions used in the valuation of conversion features and derivative liabilities, and share-based compensation costs. Changes in facts and circumstances may result in revised estimates.  Actual results could differ from those estimates.

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

The Company assesses oil and gas properties at least quarterly to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through March 31, 2015, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $10,061, and $9,384 for the three months ended March 31, 2015 and 2014, respectively.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Through March 31, 2015, the Company has not had any sales of oil and gas properties that significantly alter that relationship.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of March 31, 2015 and December 31, 2014, the Company had an ARO of $86,205 and $84,102, respectively.

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
For the Three Months Ended March 31, 2015 and 2014
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

At March 31, 2015 and December 31, 2014, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value (see Note 7):

	Fair Value	Fair Value Measurements at
	As of	March 31, 2015
Description	March 31, 2015	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$8,454,532	$-	8,454,532	-

Total	$8,454,532	$-	8,454,532	-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2014
Description	December 31, 2014	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$11,039,552	$-	11,039,552	-

Total	$11,039,552	$-	11,039,552	-

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

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

One customer accounts for 100% of oil sales for the three months ended March 31, 2015 and 2014.  The Company’s oil and gas properties are located in Illinois.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

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

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2015, the Company had a stockholders’ deficit of $28,013,025, and for the three months ended March 31, 2015, reported a net loss of $17,888,957 and had negative cash flows from operating activities of $132,930. In addition, the Company may have become obligated to pay a $5.5 million termination fee under the "Dune Merger Agreement," as defined in Note 11 below (the “Parent Termination Fee,” as more fully defined in the Dune Merger Agreement) (see Note 11) and $4 million that may be due under a structuring fee with GEM  Global Yield Fund ("GEM") (see Note 11).  Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas "Works Property" located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2014 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
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

NOTE 4 - LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE

LowCal convertible and promissory notes payable at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

In February 8, 2013, and subsequently amended, the Company and Eos entered into: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement; (iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing; and (vi) a Compliance/Oversight Agreement (collectively referred to as the “Loan Agreements”).  Pursuant to the Loan Agreements, LowCal Industries, LLC (“LowCal”) agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “LowCal Loan”). At LowCal’s option, LowCal could elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share. On November 6, 2013, the Company, Eos, LowCal and certain affiliates of LowCal entered into a second amendment to the Loan Agreements. Pursuant to the amended Loan Agreements, the total amount of the LowCal Loan was increased from $2,500,000 to $5,000,000 and the conversion price was changed from $5.00 to $4.00, and on that date, the Company received proceeds in the aggregate amount of $1,000,000.  Pursuant to the November 6, 2013 amendment, LowCal further agreed to purchase an additional 1,000,000 restricted shares of the Company’s common stock upon receipt of the remaining funding (the “LowCal Shares”). Between the months of January 2014 through June 2014, the Company received the remaining funding of $1,500,000 pursuant to the second amendment of the LowCal Loan.  As such, on June 2014, the amended principal balance of the LowCal Loan of $5,000,000 was fully funded. On May 13, 2014, the Company entered into a third amendment to the LowCal Loan, pursuant to which, among others, the conversion price of the LowCal Loan was further reduced from its then conversion price of $4.00 per share to $2.50 per share,

The principal and all interest on the LowCal Loan was initially due  on or before December 31, 2013, but after the various amendments, is now currently due on June 30, 2015.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
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

In conjunction with the issuances of the first tranche of the proceeds of the LowCal Loan of $2,500,000 in 2013, the Company issued 950,000 shares of the Company’s common stock valued at $3,239,500. The Company granted, but did not issue, 400,000 of the LowCal Shares valued at $3,370,000 during the year ended December 31, 2013. These shares were issued during 2014 along with the remaining 600,000 of the LowCal Shares as a financing cost with a fair value of $7,604,000. Pursuant to the terms of the third amendment in 2014 to the LowCal Loan, the Company also granted LowCal a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $4.00 per share valued at $7,293,171.  Furthermore, the Company also determined that since the conversion prices of the notes was less than the market prices of the common stock feature upon the date of issuance or modification, a beneficial conversion feature existed on those dates. The fair value of the common shares and warrants issued, and the value of the beneficial conversion feature that arose on the date of issuance were recorded as financing costs or as a valuation discount at issuance, and had been fully amortized as of December 31, 2014. During the three months ended March 31, 2014, the Company amortized $339,253 of the LowCal Loan discount which was recorded to interest and finance costs.

On January 13, 2015, the Company entered into a fifth amendment to the Loan Agreements (the “Amendment”).  As part of the Amendment, the Company and LowCal entered into the following: (i) an amended and restated LowCal Loan, still in the principal amount of $5,000,000; and (ii) a new unsecured promissory note in the principal amount of $3,250,000 (the “Second LowCal Note”).

Pursuant to the Amendment:
•	LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward.
•	$750,000, which was advanced to the Company in 2014, was recognized as included in the principal amount of the Second LowCal Note.
•	The cash exit fee was removed from the LowCal Loan.
•	The maturity date on the LowCal Loan was extended to June 30, 2015.
•
The Second LowCal Note shall accrue interest at an annual rate of 10% and has a maturity date of June 30, 2015, but must also be repaid upon the earlier to occur of: (i) the Company closing certain potential acquisition transactions, or (ii) the Company closing a financing for a minimum of $20,000,000.

•	The parties agreed that, upon repayment in full of the Second LowCal Note, LowCal will forever release, cancel and terminate all of its mortgages and any other liens against the Company.

As the Amendment reflected the culmination and documenting of transactions that occurred and were agreed to in 2014, the Company recorded the terms and provisions of the Amendment on the Company’s financial statements as of the year ended December 31, 2014, including the recording of the Second LowCal Note in the principal amount of $3,250,000 and a loss on debt extinguishment of $1,832,576.

NOTE 5 – NOTES PAYABLE

In addition to the LowCal Loan and Second LowCal Note set forth in Note 4 above, notes payable at March 31, 2015 and December 31, 2014 are as follows:

	March 31,	December 31,
	2015	2014

Secured note payable, at 18% (1)	$600,000	$600,000
Note payable, at 6% (2)	250,000	250,000
Note payable, at 2%, (3)	100,000	100,000
Note payable at 4%, (4)	323,000	323,000
Total	$1,273,000	$1,273,000

(1) On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, the Company and Sharma increased the loan amount from $400,000 to $600,000.  In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of the Company’s common stock. The loan is secured by a blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works Property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation.  As amended, the maturity date of the Sharma loan is July 1, 2015.

(2) Effective May 22, 2012, the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000 originally due on September 22, 2012. The loan is secured by a priority blanket security interest in all of the Company’s assets. When the Loan Agreement was initially entered into, the Company issued to Rollins 175,000 warrants to purchase common stock with an exercise price of $2.50. Such warrants expired on May 22, 2014. On July 1, 2014, Rollins agreed to extend the maturity date of the loan to December 31, 2014 and amend the terms of the loan so that no interest accrues from inception through repayment. The Company issued to Rollins an aggregate of 250,000 new warrants in exchange for such extension and amendment.  On December 31, 2014, the maturity date was further extended to June 15, 2015. The balance of the note payable was $250,000 at March 31, 2015 and December 31, 2014.

(3)  On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 that was extended to June 15, 2015 and includes an exit fee of $30,000.  The promissory note and exit fee can be prepaid at any time. The Company repaid $100,000 during the year ended December 31, 2014.

(4)  On September 30, 2014, The Company issued an unsecured promissory note to Bacchus Investors, LLC, for $323,000, with interest at 4%. The unsecured promissory note is due upon demand.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Three Months
	Ended	Year Ended
	March 31, 2015	December 31, 2014
Asset retirement obligation, beginning of period	$84,102	$76,457
Additions	-	-
Accretion expense	2,103	7,645
Asset retirement obligations, end of period	$86,205	$84,102

NOTE 7 – DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  In August 2014, the Company issued warrants to purchase an aggregate of 1,775,000 shares of the Company’s common stock, to a former noteholder and certain other related parties. The warrant agreements included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. Pursuant to ASC Topic 815, “Derivatives and Hedging”, the Company determined that these warrants met the definition of a derivative and are to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

As of December 31, 2014 and March 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions.

	December 31,	March 31,
	2014	2015
Exercise Price	$2.50	$2.50
Stock Price	$6.50	$5.10
Risk-free interest rate	1.10%	1.10%
Expected life of the options (Years)	3.64	3.39
Expected volatility	188%	182%
Expected dividend yield	0%	0%
Expected forfeitures	0%	0%

Fair Value	$11,039,552	$8,454,532

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

The Company recorded an adjustment to the fair value of derivative liabilities of $2,585,020 for three months ended March 31, 2015.

NOTE 8 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora Enterprises, LLC (“Plethora”), which is solely owned by Nikolas Konstant, the Company’s chairman of the board and chief financial officer.  Under the consulting agreement, for the three months ended March 31, 2015 and 2014, the Company recorded compensation expense of $117,540 and $90,000, respectively.

Other

On October 3, 2011, the Company entered into an Exclusive Business Partner and Advisory Agreement with Baychester Petroleum, a Ghanaian limited liability company ("Baychester"), which owns a 10% minority interest in EAOG and PBOG. The terms of such agreement were amended in June 2014. Pursuant to the amended agreement dated June 16, 2014, the Company agreed to pay to Baychester $35,000 by September 2014 in exchange for services rendered. Moreover, commencing July 1, 2014 and continuing every month thereafter, the Company agreed to pay to Baychester a monthly consulting fee of $10,000, provided, however, that the Company reserved the right to audit and review Baychester’s provided services every three months, and, if the Company determines the services rendered are not commensurate with $10,000 a month in compensation, the Company may, in its sole and absolute discretion, upon written notice to Baychester, immediately decrease or terminate any and all remaining future monthly cash fee payments to Baychester. Finally, in the event the Ghanaian Ministry of Energy formally invites the Company to a meeting to negotiate the terms of a deal to acquire a concession in Ghana, regardless of the outcome of the meeting, the Company will pay to Baychester an additional $35,000. The Company recorded compensation expense of $0 and $20,000, respectively under the agreement with Baychester consulting agreement, for the three months ended March 31, 2015 and 2014.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

NOTE 9 - STOCKHOLDERS’ DEFICIT

Stock Issuances for Services

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”). Pursuant to the agreement, Hahn will be issued 2,000 restricted shares of common stock of the Company per month. While initially such monthly issuances were capped at 24,000 shares, in June 2014 the parties agreed to continue the consulting agreement month to month and to continue to provide 2,000 restricted shares of common stock of the Company to Hahn each such month. At March 31, 2015, the consulting agreement was still in effect and, during the three months ended March 31, 2015, Hahn received 6,000 restricted shares of common stock of the Company valued at $31,600 which was recorded as consulting expense.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	1,300,000	2.50	3.81	5,200,000
Granted	25,000	2.50
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2015	1,325,000	2.50	3.58	3,445,000
Exercisable, March 31, 2015	1,175,000	2.50	3.48	3,055,000

The following table summarizes information about options outstanding at March 31, 2015:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,325,000	3.58	2.50

The following table summarizes information about options exercisable at March 31, 2015:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,175,000	3.48	2.50

On February 11, 2015, Sudhir Vasudeva was granted an option to purchase 25,000 restricted shares of the Company’s common stock in exchange for his services as a non-employee director of the Company. Such options were valued at $98,226 using a Black-Scholes valuation model, vested fully on the date of issuance, have an exercise price of $2.50 per share and expire on May 1, 2016. Furthermore, on February 11, 2015, the Company extended the expiration date of an aggregate of 100,000 options which had previously been granted to certain directors of the Company at an exercise price of $2.50 per share, and which were set to expire on May 1, 2015. As extended, such options now also expire on May 1, 2016.  The value of the extension of the options was calculated as $99,684 using a Black-Scholes valuation model.  The assumptions used in calculating the fair value of options and extensions granted using the Black-Scholes option- pricing model for options are as follows:

•	Expected life of 1.22 years;
•	Volatility of 182%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.10%.

During the three months ended March 31, 2015 and 2014, the Company recorded $2,237,751 and $483,977, respectively, of share based compensation relating to the vesting of other previously granted options.  As of March 31, 2015, the unamortized balance is $2,237,751 which will be expensed through June 30, 2015.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	14,577,992	4.69	1.96	36,008,468
Granted	100,000	2.75
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2015	14,677,992	4.17	1.72	19,129,779
Exercisable, March 31, 2015	10,007,992	3.63	2.23	19,129,779

The following tables summarize information about warrants outstanding at March 31, 2015:

Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	4,959,992	2.19	2.50
3.00	2,353,000	1.32	3.00
4.00	1,175,000	2.93	4.00
5.35	4,670,000	0.62	5.35
6.00	20,000	2.09	6.00
8.00	1,500,000	3.28	8.00
	14,677,992

The following table summarizes information about warrants exercisable at March 31, 2015:

Warrants Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	4,959,992	2.19	2.50
3.00	2,353,000	1.32	3.00
4.00	1,175,000	2.93	4.00
6.00	20,000	0.62	6.00
8.00	1,500,000	3.28	8.00
	10,007,992

DVIBRI

Pursuant to a consulting agreement entered into with DVIBRI, LLC in 2013, the Company issued warrants to purchase 199,992 shares of the Company’s common stock with 16,666 warrants vesting each month.  The warrants have an exercise price of $2.50 per share and expire on June 30, 2017.  The Company expensed $150,224 for the three months ended March 31, 2015. The fair value of the 33,332 warrants that vested during the three months ended March 31, 2015 was determined to be using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 2.25 years
•	Volatility of 182%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.10%

Jerry Astor

On February 12, 2015, in exchange for financial advisory services provided, the Company issued to Jerry Astor two warrants to purchase an aggregate of 100,000 restricted shares of the Company’s common stock. The exercise price of 50,000 warrants is $2.50 per share, and the exercise price of the other 50,000 warrants is $3.00 per share. All of the warrants vested and became exercisable upon issuance and will expire on February 12, 2020.

The fair value of the 100,000 warrants was determined to be $485,078 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5 years
•	Volatility of 182%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.10%

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

GEM Global Yield Fund

Included in the warrant table above are warrants granted to GEM in 2012 that have not yet vested:

The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company to GEM at an exercise price of $5.35 per share (the “GEM C Warrant”). The GEM C Warrant will vest upon either of the following dates: (i) the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration; or (ii) the Company or a Subsidiary closes a deal to acquire assets having a cost greater than $40,000,000. The Company may elect to shorten the term of the GEM C Warrant by moving the expiration date to the date six months (plus any additional days added if the underlying shares remain unregistered after 270 days) from the day that all of the following conditions have been satisfied: (i) either of the preconditions to vesting set forth above have been satisfied; (ii) the Company has publicly announced the ratification from the Ghanaian parliament; (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) to occur. These options have not vested as of March 31, 2015.

The Company also granted a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners Capital, LLC at an exercise price of $5.35 per share (the “590 Partners C Warrant”). All of the terms in the 590 Partners C Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM C Warrant described above. These options have not vested as of March 31, 2015.

BAS and Agents

On April 6, 2015 the Company entered into an agreement (“Agreement”) with Mr. Konstant, AGRA, BAS, Jeff Ahlholm, and Lloyd Brian Hannan (AGRA, BAS, Mr. Ahlholm and Mr. Hannan are collectively referred to herein as “BAS and Agents”). The Agreement among, other things, grants to BAS and Agents 1,500,000 warrants in consideration for advisory services previously rendered.  The 1,500,000 warrants to BAS and Agents, all vesting immediately with an exercise price of $2.50 per share and an expiration date of May 1, 2019.  Even though the warrants were not issued until April 6, 2015, the Company has recorded the expense associated with these warrants as of March 31, 2015 as the advisory services were rendered prior to March 31, 2015.  However, the 1,500,000 warrants have not been included in the rollforward table above as the warrants were not actually issued until April 6, 2015.  The fair value of the warrants was determined to be $7,307,825 using a Black-Scholes model. The Company used the following assumptions in determining the fair value:

•	Expected life of 4.07 years
•	Volatility of 182%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.10%.

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC (“Babcock”) in order to secure a $300,000 loan (the “Babcock Loan”). As of August 3, 2012, Eos also leased 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the “Babcock Lease”) from Babcock. On November 7, 2013, the Company, Eos and Mr. Nikolas Konstant (the Company’s Chairman of the Board and Chief Financial Officer) entered into an agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000.  In addition, the Company agreed to issue an aggregate of 70,000 restricted shares of the Company’s common stock to certain affiliates of Babcock, which were issued on January 13, 2014.

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

As discussed further down in this Note 11, Dune has threatened to bring litigation to collect the Parent Termination Fee, as defined in the Dune Merger Agreement. The Company has accordingly recorded a liability for $5,500,000 related to the Parent Termination Fee. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

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

Dune Merger Agreement

On September 17, 2014 the Company entered into an Agreement and Plan of Merger with Dune Energy Inc. (“Dune”) and Merger Sub., dated as of September 16, 2014, as subsequently amended (the “Dune Merger Agreement”), and on the terms and subject to the conditions described therein, Merger Sub agreed to conduct a cash tender offer to purchase all of Dune’s issued and outstanding shares of common stock at a price of $0.30 per share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement.

Due to the severe decline in oil prices, the Company’s sources of capital for the merger and tender offer were withdrawn, and the Company was unable to complete the merger and tender described in the Dune Merger Agreement on the terms originally negotiated.   After a series of amendments to the Dune Merger Agreement while the parties continued to try to negotiate financing terms, the tender offer ultimately expired on February 27, 2015.

Subsequently, on March 4, 2015, Dune provided the Company with notice of its decision to terminate the Dune Merger Agreement in accordance with the terms thereof, and demanded the Parent Termination Fee (as defined in the Dune Merger Agreement) of $5,500,000 in cash, and reimbursement for certain unidentified expenses incurred by Dune.  Dune has threatened to bring litigation to collect these amounts in connection with its contention that the Company breached the Dune Merger Agreement and is entitled to the Parent Termination Fee. The Company has accordingly recorded a liability for $5,500,000 related to the Parent Termination Fee. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

GEM Global Yield Fund

The Company and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“GEM”), entered into a financing commitment on August 31, 2011, whereby GEM would provide and fund the Company with up to $400 million dollars (the “Commitment”), for the Company’s African acquisition activities.

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

Pursuant to the Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a Structuring Fee equal to $4 million, which must be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company’s election, the Company may elect to pay the structuring fee in registered shares of its common stock of the Company at a per share price equal to ninety percent of the average closing trading price of the Company’s common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013. As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.  As of March 31, 2015, the Company has recorded an accrued structuring fee of $4 million.

NOTE 12– SUBSEQUENT EVENTS

Private Share Sale and Option Agreement

On April 6, 2015, and as subsequently amended on May 6, 2015, Plethora entered into an agreement with Jeff Ahlholm and Lloyd Brian Hannan, the co-owners of [AGRA], pursuant to which Plethora sold 375,000 of its shares of the Company’s restricted common stock to Mr. Ahlholm, and 375,000 shares to Mr. Hannan. If certain conditions are met by June 5, 2015 or June 27, 2015, Mr. Ahlholm and Mr. Hannan shall have the option to purchase up to an additional 2,500,000 shares of the Company’s restricted common stock from Plethora. Nikolas Konstant, our CFO and Chairman of the Board is the sole member and manager of Plethora. Accordingly, the difference between the fair value of the shares and the sales price to the buyers of $3,675,000 will be recognized as a cost during the quarter ended June 30, 2015.

AGRA and BAS Agreements

Pursuant to a consulting agreement effective as of August 1, 2013, as subsequently amended from time to time (the “BAS Agreement”), between the Company, [AGRA Capital, LLC (“AGRA”)] and BA Securities, LLC (“BAS”), AGRA and BAS agreed to provide certain financial advisory services to the Company.

On April 6, 2015 the Company entered into an agreement (“Agreement”) with Mr. Konstant, AGRA, BAS, Jeff Ahlholm, and Lloyd Brian Hannan (AGRA, BAS, Mr. Ahlholm and Mr. Hannan are collectively referred to herein as “BAS and Agents”). The Agreement terminated the BAS Agreement in its entirety. The Agreement further provides that, in the event that the Company completes certain acquisitions or financings on or prior to April 7, 2017, then additional cash and warrant compensation will be paid to BAS and Agents.  Further, in consideration for advisory services previously rendered, the Company issued an aggregate of 1,500,000 warrants to BAS and Agents, all vesting immediately with an exercise price of $2.50 per share and an expiration date of May 1, 2019. The fair value of the warrants was determined to be $7,307,825 using a Black-Scholes model. Even though the warrants were not issued until April 6, 2015, the fair value of these warrants was recorded as an expense during the quarter ended March 31, 2015 as the advisory services were rendered prior to March 31, 2015 (See Note 10). Pursuant to the Agreement, the Company also extended the expiration date of another 600,000 warrants currently held by BAS and Agents to May 1, 2019, and reduced the exercise price from $4.00 per share to $2.50 per share. The fair value of the extension and modification of these warrants was determined to be $121,340. The Company used the following assumptions in determining the fair value.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

•	Expected life of 3.32 to 4.07 years
•	Volatility of 182%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.10%

Additional Financing

On April 15, 2015 we issued two unsecured promissory notes, one to Plethora, and one to Clearview Partners II, LLC.  Each promissory note has a principal amount of $150,000, with an interest rate of 10% per annum.  The maturity date is 120 days from the date of issuance.  Nikolas Konstant, our CFO and Chairman of the Board is the sole member and manager of Plethora.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of March 31, 2015. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

You should read the following discussion of our financial condition and results of operations together with the un audited financial statements and the notes to the unaudited financial statements included in this Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

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

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc.”).

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of March 31, 2015, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, and pre-development activities for existing assets.

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

On September 17, 2014, we entered the Dune Merger Agreement with Dune. Pursuant to the Dune Merger Agreement, we agreed to conduct a tender offer to purchase all of Dune’s issued and outstanding shares of common stock, at $0.30 per share. In addition, we agreed to provide Dune with sufficient funds to pay in full and discharge all of Dune’s outstanding indebtedness and agreed to assume liability for all Dune trade debt, as well as fees and expenses related to the Dune Merger Agreement and the transactions contemplated therein. Following the successful completion of the offer, and subject to the terms and conditions of the Dune Merger Agreement, the Company would have been merged with and into Dune, with Dune surviving as a direct wholly-owned subsidiary of the Company.

At the commencement of the tender offer, we estimated that the total amount of cash required to complete the transactions contemplated by the Dune Merger Agreement would be approximately $140 million dollars, including: (i) approximately $22 million to purchase all of the outstanding shares of Common Stock, (ii) approximately $11 million for the payment of any fees, expenses and other related amounts incurred in connection with the tender offer and the Dune merger, and (iii) approximately $107 million to pay in full and discharge all of Dune’s outstanding indebtedness (other than accrued trade debt of Dune, which would have been assumed by the surviving entity in the merger). The tender offer was not subject to a financing contingency. The tender offer commenced on October 9, 2014 and ultimately expired on February 27, 2015.

After the expiration of the tender offer, Dune was notified by the Company that shares of Dune’s common stock would be returned to the tendering stockholders.  On March 4, 2015, Dune provided us with notice of its decision to terminate the Dune Merger Agreement in accordance with Section 8.1(c)(i) of the Dune Merger Agreement.

Pursuant to Section 8.1(c)(i) of the Dune Merger Agreement, Dune’s letter terminating the Dune Merger Agreement demanded the Parent Termination Fee (as defined in the Dune Merger Agreement) of $5,500,000 in cash, and reimbursement for certain unidentified expenses incurred by Dune.  Dune has threatened to bring litigation to collect these amounts in connection with its contention that the Company breached the Dune Merger Agreement and is entitled to the Parent Termination Fee. The Company has accordingly recorded a liability for $5,500,000 related to the Parent Termination Fee. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

Comparison of the three months ended March 31, 2015 to March 31, 2014.

	For the Three Months Ended March 31,
	2015		2014
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$60,059	100.0%	$103,706	100.0%	(43,647)	-42.1%
Lease operating expense	11,429	19.0%	65,258	62.9%	(53,829)	-82.5%
General and administrative expenses	10,881,750	18118.4%	11,043,959	10649.3%	(162,209)	-1.5%
Structuring fee	4,000,000	6660.1%	0	0.0%	4,000,000	N/A
Termination fee	5,500,000	9157.7%	0	0.0%	5,500,000	N/A
Other income (expense), net	2,444,163	4069.6%	(5,161,830)	-4977.4%	7,605,993	-147.4%
Net loss	$(17,888,957)	-29785.6%	$(16,167,341)	-15589.6%	(1,721,616)	10.6%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the three months ended March 31, 2015 and 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended March 31, 2015 and 2014 was $60,059 and $103,706, respectively.  The decrease in revenues for the three months ended March 31, 2015 is due to a decrease in the price per barrels sold offset by an increase in the number of barrels sold.  For the three months ended March 31, 2015, we sold 1,270 barrels at an average price of $47 per barrel, compared to 1,125 barrels at an average price of $92 per barrel for the three months ended March 31, 2014.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended March 31, 2015 and 2014 was $11,429 and $65,258, respectively.  The decrease in operating expenses was due to a refund of $33,223 received from our former operator during the quarter ended March 31, 2015.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $10,881,750 and $11,043,959, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $115,000, $7,943,000, and $2,581,000 in professional fees, consulting fees and compensation, respectively for the three months ended March 31, 2015.  We recognized approximately $173,000, $9,484,000, and $596,000 in professional fees, consulting fees and compensation, respectively for the three months ended March 31, 2014.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  During the three months ended March 31, 2015, we recorded compensation expense of $2,336,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.   In addition, during the three months ended March 31, 2015, we recorded consulting fees of approximately $7,943,000 associated with warrants to be issued.

Structuring fee

During the three months ended March 31, 2015, we recorded a charge to earnings related to a structuring fee of $4 million due to GEM Global Yield Fund.  There was no such charge during the three months ended March 31, 2014.

Acquisition termination fee
During the three months ended March 31, 2015, we recorded a charge to earnings of $5.5 million related to the Parent Termination Fee associated with our proposed acquisition of Dune.  There was no such charge during the three months ended March 31, 2014.

Other income (expenses)

For the three months ended March 31, 2015, net other income was $2,444,163 consisting of interest and finance costs of $140,857 and a gain on change in fair value of derivative liability of $2,585,020.   During the three months ended March 31, 2014, net other expenses consisted primarily of interest and finance costs of $4,552,210 and loss debt extinguishment of $609,620.  The decrease in interest and finance costs is primarily due to the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with financing incurred during the three months ended March 31, 2014.  We recorded a loss on debt extinguishment of $609,620 for the three months ended March 31, 2014 which is comprised of a loss on debt extinguishment of $639,620 related to the RT Holdings note payable offset by a $30,000 gain on debt extinguishment on the Babcock note payable.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of March 31, 2015, we had cash in the amount of $280. At March 31, 2015, we had total liabilities of $29,262,167. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Works Property, will total approximately $2,500,000, excluding any amounts that may be due to Dune under the Parent Termination Fee or a $4 million structuring fee that may be due to GEM.  No assurance can be given that any future financing will be available, or if available, that it will be on terms satisfactory to the Company.  Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company’s flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock in the case of debt financing, or cause substantial dilution for stockholders in the case of convertible debt and equity financing. Any failure to comply with these covenants would have a material adverse effect on the Company’s business, prospects, financial condition, results of operations and cash flows.

To finance our operations, we have recently issued the following notes:

On January 13, 2015, the Company entered into a fifth amendment to the Loan Agreements (the “Amendment”).  As part of the Amendment, the Company and LowCal entered into the following: (i) an amended and restated LowCal Loan, still in the principal amount of $5,000,000; and (ii) a new unsecured promissory note in the principal amount of $3,250,000 (the “Second LowCal Note”).

Pursuant to the Amendment:
•	LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward.
•	$750,000, which was advanced to the Company in 2014, was recognized as included in the principal amount of the Second LowCal Note.
•	The cash exit fee was removed from the LowCal Loan.
•	The maturity date on the LowCal Loan was extended to June 30, 2015.

•
The Second LowCal Note shall accrue interest at an annual rate of 10% and has a maturity date of June 30, 2015, but must also be repaid upon the earlier to occur of: (i) the Company closing certain potential acquisition transactions, or (ii) the Company closing a financing for a minimum of $20,000,000.

•	The parties agreed that, upon repayment in full of the Second LowCal Note, LowCal will forever release, cancel and terminate all of its mortgages and any other liens against the Company.

As the Amendment reflected the culmination and documenting of transactions that occurred and were agreed to in 2014, the Company recorded the terms and provisions of the Amendment on the Company’s financial statements as of the year ended December 31, 2014, including the recording of the Second LowCal Note in the principal amount of $3,250,000 and a loss on debt extinguishment of $1,832,576.

On April 15, 2015 we issued two unsecured promissory notes, one to Plethora Enterprises, LLC, and one to Clearview Partners II, LLC.  Each promissory note has a principal amount of $150,000, with an interest rate of 10% per annum.  The maturity date is 120 days from the date of issuance.  Nikolas Konstant, our CFO and Chairman of the Board is the sole member and manager of Plethora Enterprises, LLC.

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

In connection with the asserted claim by Dune of the alleged breach of contract by the Company of the Dune Merger Agreement, upon a termination of such agreement, a demand letter was received from Dune on March 4, 2015 demanding payment of $5.5 million in the form of the Parent Termination Fee, plus additional costs and expenses which were undefined.  The Company has recorded this liability of $5.5 million as of March 31, 2015. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

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

For these reasons, the report of our auditor accompanying our audited financial statements for the year ended December 31, 2014 included a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

We have retained consultants to assist us in our efforts to raise capital. The consulting agreements provide for compensation in the form of cash and stock and result in additional dilution to shareholders.

Cash Flows

Operating Activities

Net cash used in operating activities was $132,930 and $410,583 for the three months ended March 31, 2015 and 2014, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Financing Activities

Net cash provided by financing activities was $0 and $575,000 for the three months ended March 31, 2015 and 2014, respectively. This cash generated from financing activities for the three months ended March 31, 2014 was primarily from issuing our convertible notes of $750,000 offset by repayment of short term notes payable of $175,000.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were ineffective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2015, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2015, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:
•	Lack of an independent audit committee;
•	Lack of formal approval policies by the Board of Directors;
•	Lack of adequate consciousness over individuals responsible for certain key control activities;
•	Insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations;
•	An insufficient number of personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company’s financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dune Termination Fee

On March 4, 2015, Dune provided us with notice of its decision to terminate the Dune Merger Agreement in accordance with Section 8.1(c)(i) of the Dune Merger Agreement.  Pursuant to Section 8.1(c)(i) of the Dune Merger Agreement, Dune’s letter terminating the Dune Merger Agreement demanded the Parent Termination Fee (as defined in the Dune Merger Agreement) of $5,500,000 in cash, and reimbursement for certain unidentified expenses incurred by Dune.  Dune has threatened to bring litigation to collect these amounts in connection with its contention that the Company breached the Dune Merger Agreement and is entitled to the Parent Termination Fee.  The Company has accordingly recorded a liability for $5,500,000 related to the Parent termination Fee. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2014, which to our knowledge have not materially changed.  Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2015, February 23, 2015 and March 23, 2015, Hahn received 2,000 restricted shares of the Company’s common stock for each month, respectively, for an aggregate of 6,000 shares.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

None.

Item 6.  Exhibits

 EXHIBIT TABLE
The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item

10.1	Unsecured Promissory Note dated April 15, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC*

10.2	Unsecured Promissory Note dated April 15, 2015 from Eos Petro, Inc. payable to Clearview Partners, II, LLC*

10.3	Eos Petro Employment Agreement dated August 18, 2014 between Eos Petro, Inc. and Martin Oring*

10.4	Letter Agreement dated December 31, 2014 between Eos Petro, Inc. and Vicki Rollins*

10.5	Letter Agreement dated March 15, 2015 between Eos Petro, Inc. and Ridelinks, Inc.*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS PETRO, INC. a Nevada corporation

Date: May 18, 2015	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer

Date: May 18, 2015	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer