Form 10-Q
period 2015-06-30
Eos Petro, Inc.
filed 2015-08-17
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

Yes ☐               No  ☒

As of August 14, 2015, the registrant had 47,825,882 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)

Current assets
Cash	$2,251	$133,210
Other current assets	21,947	42,959
Total current assets	24,198	176,169

Oil and gas properties, net	1,098,853	1,121,175
Other property plant and equipment, net	6,230	11,257
Long-term deposits	102,441	102,441
Total assets	$1,231,722	$1,411,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,221,413	$148,888
Accrued expenses	934,479	1,149,956
Accrued termination fee	5,500,000	-
Accrued structuring fee	4,000,000	-
LowCal convertible and promissory notes payable	8,250,000	8,250,000
Notes payable	1,423,000	1,273,000
Notes payable, related party	156,960	-
Derivative liabilities	5,102,652	11,039,552
Total current liabilities	26,588,504	21,861,396

Asset retirement obligation	88,307	84,102
Total liabilities	26,676,811	21,945,498

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
47,750,882 and 47,738,882 shares issued and outstanding	4,775	4,774
Additional paid-in capital	105,639,955	89,077,781
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(131,001,619)	(109,528,811)
Total stockholders' deficit	(25,445,089)	(20,534,456)
Total liabilities and stockholders' deficit	$1,231,722	$1,411,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$70,900	$323,121	$130,959	$426,827

Costs and expenses
Lease operating expense	53,228	120,271	64,657	185,529
General and administrative	6,702,470	7,017,399	17,584,220	18,061,358
Structuring fee	-	-	4,000,000	-
Acquisition termination fee	-	-	5,500,000	-
Total costs and expenses	6,755,698	7,137,670	27,148,877	18,246,887

Loss from operations	(6,684,798)	(6,814,549)	(27,017,918)	(17,820,060)

Other income (expense)

Interest and finance costs	(250,933)	(5,904,405)	(391,790)	(10,456,615)
Change in fair value of derivative liabilities	3,351,880	-	5,936,900	-
Loss on debt extinguishment	-	-	-	(609,620)
Total other income (expense)	3,100,947	(5,904,405)	5,545,110	(11,066,235)

Net loss	$(3,583,851)	$(12,718,954)	$(21,472,808)	$(28,886,295)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.08)	$(0.27)	$(0.45)	$(0.62)
Weighted average common shares outstanding
basic and diluted	47,747,366	46,723,366	47,744,374	46,700,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2015
(unaudited)

					Additional	Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance, December 31, 2014	-	$-	47,738,882	$4,774	$89,077,781	$(88,200)	$(109,528,811)	$(20,534,456)
Issuance of common stock for consulting services	-	-	12,000	1	56,478	-	-	56,479
Fair value of warrants issued for consulting services	-	-	-	-	8,157,284	-	-	8,157,284
Fair value of share based compensation	-	-	-	-	4,673,412	-	-	4,673,412
Sale of shares of majority stockholder common stock to a consultant at discount	-	-	-	-	3,675,000	-	-	3,675,000
Net loss	-	-	-	-	-	-	(21,472,808)	(21,472,808)
Balance, June 30, 2015 (unaudited)	-	$-	47,750,882	$4,775	$105,639,955	$(88,200)	$(131,001,619)	$(25,445,089)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(21,472,808)	$(28,886,295)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	22,322	37,608
Depreciation	5,027	5,027
Accretion of asset retirement obligation	4,205	3,823
Amortization of debt issuance costs	-	816,660
Non-cash finance costs	-	9,356,500
Loss on debt extinguishment	-	609,620
Fair value of stock issued for services	56,479	454,100
Fair value of warrants issued for consulting services	8,157,284	15,649,564
Fair value of share-based compensation	4,673,412	967,954
Majority stockholers shares sold at discount to consultant	3,675,000	-
Termination fee	5,500,000	-
Structuring fee	4,000,000	-
Change in fair value of derivative liabilities	(5,936,900)	-
Change in operating assets and liabilities:
Deposits and other current assets	21,012	(51,904)
Accounts payable	1,072,525	-
Accrued expenses	(215,477)	297,008
Amounts due shareholder	-	2,950
Net cash used in operating activities	(437,919)	(737,385)

Cash flows from financing activities:
Proceeds from issuance of notes payable	150,000	1,500,000
Repayment of notes payable	-	(425,000)
Proceeds from issuance of notes payable, related party	250,000	-
Repayment of notes payable, related party	(93,040)	-
Net cash provided by financing activities	306,960	1,075,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(130,959)	337,615

CASH AND CASH EQUIVALENTS, beginning of period	133,210	21,951

CASH AND CASH EQUIVALENTS, end of period	$2,251	$359,566

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

600,000 shares of common stock to be issued for convertible notes	$-	$7,604,000
Issued 66,000 shares of common stock for extinguishment of debt	$-	$693,000
Fair value of shares of beneficial conversion feature
recognized as debt discount	$-	$3,252,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

NOTE 1 - ORGANIZATION

The unaudited condensed consolidated financial statements have been prepared by Eos Petro, Inc., (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2014 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

Organization and Business

The Company was organized under the laws of the state of Nevada in 2007. On October 12, 2012, pursuant to the Merger Agreement entered into by and between the Company, Eos Global Petro, Inc. (“ Eos ”), and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“ Merger Sub ”), dated July 16, 2012, Merger Sub merged into Eos, with Eos being the surviving entity and the Company the legal acquirer (the “Merger ”). As a result of the Merger, Eos became a wholly-owned subsidiary of the Company.

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc.”).

The Company has two wholly-owned subsidiaries, Eos and Eos Merger Sub, Inc., a Delaware corporation (“ Merger Sub ”), which was formed as an acquisition vehicle for potential transactions. Eos itself also has two subsidiaries: Plethora Energy, Inc. a Delaware corporation and a wholly-owned subsidiary of Eos (“ Plethora Energy ”), and EOS Atlantic Oil & Gas Ltd., a Ghanaian corporation (“ EAOG ”), which is also 10% owned by one of our Ghanaian-based third party consultants. Plethora Energy also owns 90% of Plethora Bay Oil & Gas Ltd., a Ghanaian corporation (“ PBOG ”), which is also 10% owned by the same Ghanaian-based consultant.  Eos, Merger Sub, PBOG, Plethora Energy and EAOG are collectively referred to as the Company’s “Subsidiaries.”

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	June 30,
	2015	2014
Options	1,325,000	700,000
Warrants	16,202,992	11,452,992
Convertible notes	2,000,000	1,250,000
Total	19,527,992	13,402,992

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
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

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

The Company assesses oil and gas properties at least quarterly to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through June 30, 2015, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $12,261 and $22,322 for the three and six months ended June 30, 2015, respectively, and $28,224 and $37,608 for the three and six months ended June 30, 2014, respectively.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Through June 30, 2015, the Company has not had any sales of oil and gas properties that significantly alter that relationship.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ ARO ”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of June 30, 2015 and December 31, 2014, the Company had an ARO of $88,307 and $84,102, respectively.

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
For the Six Months Ended June 30, 2015 and 2014
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

At June 30, 2015 and December 31, 2014, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value (see Note 8):

	Fair Value	Fair Value Measurements at
	As of	June 30, 2015
Description	June 30, 2015	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$5,102,652	$-	5,102,652	-

Total	$5,102,652	$-	5,102,652	-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2014
Description	December 31, 2014	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$11,039,552	$-	11,039,552	-

Total	$11,039,552	$-	11,039,552	-

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
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

One customer accounts for 100% of oil sales for the three and six months ended June 30, 2015 and 2014.  The Company’s oil and gas properties are located in Illinois.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“ FASB ”) issued Accounting Standards Update (“ ASU ”) 2014-09, Revenue from Contracts with Customers , which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

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
For the Six Months Ended June 30, 2015 and 2014
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

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2015, the Company had a stockholders’ deficit of $25,445,089, and for the six months ended June 30, 2015, reported a net loss of $21,472,808 and had negative cash flows from operating activities of $437,919. In addition, the Company may have become obligated to pay a $5.5 million termination fee under the "Dune Merger Agreement," as defined in Note 12 below (the “ Parent Termination Fee ,” as more fully defined in the Dune Merger Agreement) (see Note 12) and $4 million that may be due under a structuring fee with GEM  Global Yield Fund ("GEM") (see Note 12).  Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas "Works Property" located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2014 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
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

NOTE 4 - LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE

LowCal convertible and promissory notes payable at June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

In February 8, 2013, and subsequently amended, the Company and Eos entered into: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement; (iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing; and (vi) a Compliance/Oversight Agreement (collectively referred to as the “ Loan Agreements ”).  Pursuant to the Loan Agreements, LowCal Industries, LLC (“ LowCal ”) agreed to purchase from Eos, for $2,480,000, a promissory note in the principal amount of $2,500,000, with interest at 10% per annum (the “ LowCal Loan ”). At LowCal’s option, LowCal could elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $5.00 per share. On November 6, 2013, the Company, Eos, LowCal and certain affiliates of LowCal entered into a second amendment to the Loan Agreements. Pursuant to the amended Loan Agreements, the total amount of the LowCal Loan was increased from $2,500,000 to $5,000,000 and the conversion price was changed from $5.00 to $4.00, and on that date, the Company received proceeds in the aggregate amount of $1,000,000.  Pursuant to the November 6, 2013 amendment, LowCal further agreed to purchase an additional 1,000,000 restricted shares of the Company’s common stock upon receipt of the remaining funding (the “ LowCal Shares ”). Between the months of January 2014 through June 2014, the Company received the remaining funding of $1,500,000 pursuant to the second amendment of the LowCal Loan.  As such, on June 2014, the amended principal balance of the LowCal Loan of $5,000,000 was fully funded. On May 13, 2014, the Company entered into a third amendment to the LowCal Loan, pursuant to which, among others, the conversion price of the LowCal Loan was further reduced from its then conversion price of $4.00 per share to $2.50 per share.

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

In conjunction with the issuances of the first tranche of the proceeds of the LowCal Loan of $2,500,000 in 2013, the Company issued 950,000 shares of the Company’s common stock valued at $3,239,500. The Company granted, but did not issue, 400,000 of the LowCal Shares valued at $3,370,000 during the year ended December 31, 2013. These shares were issued during 2014 along with the remaining 600,000 of the LowCal Shares as a financing cost with a fair value of $7,604,000. Pursuant to the terms of the third amendment in 2014 to the LowCal Loan, the Company also granted LowCal a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $4.00 per share valued at $7,293,171.  Furthermore, the Company also determined that since the conversion prices of the notes was less than the market prices of the common stock feature upon the date of issuance or modification, a beneficial conversion feature existed on those dates. The fair value of the common shares and warrants issued, and the value of the beneficial conversion feature that arose on the date of issuance were recorded as financing costs or as a valuation discount at issuance, and had been fully amortized as of December 31, 2014. During the six months ended June 30, 2014, the Company amortized $816,660 of the LowCal Loan discount which was recorded to interest and finance costs.

On January 13, 2015, the Company entered into a fifth amendment to the Loan Agreements (the “Fifth Amendment”).  As part of the Fifth Amendment, the Company and LowCal entered into the following: (i) an amended and restated LowCal Loan, still in the principal amount of $5,000,000; and (ii) a new unsecured promissory note in the principal amount of $3,250,000 (the “ Second LowCal Note ”).

Pursuant to the Fifth Amendment:
•	LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward
•	$750,000, which was advanced to the Company in 2014, was recognized as included in the principal amount of the Second LowCal Note.
•	The cash exit fee was removed from the LowCal Loan.
•	The maturity date on the LowCal Loan was extended to June 30, 2015.
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

As the Fifth Amendment reflected the culmination and documenting of transactions that occurred and were agreed to in 2014, the Company recorded the terms and provisions of the Fifth Amendment on the Company’s financial statements as of the year ended December 31, 2014, including the recording of the Second LowCal Note in the principal amount of $3,250,000 and a loss on debt extinguishment of $1,832,576.

On August 14, 2015, the Company entered into a sixth amendment to the Loan Agreements (the “Sixth Amendment”). As part of the Sixth Amendment, the maturity dates of the LowCal Loan and Second LowCal Note were extended to January 1, 2016. For further details on the terms and details of the Sixth Amendment, please see Note 13 below.

NOTE 5 – NOTES PAYABLE

In addition to the notes set forth in Note 4 above and Note 6 below, notes payable at June 30, 2015 and December 31, 2014 are as follows:

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	June 30,	December 31,
	2015	2014

Secured note payable, at 18% (1)	$600,000	$600,000
Note payable, at 6% (2)	250,000	250,000
Note payable, at 2%, (3)	100,000	100,000
Note payable at 4%, (4)	323,000	323,000
Note payable at 10%, (5)	150,000	0
Total	$1,423,000	$1,273,000

 (1) On February 16, 2012, Eos entered into a Secured Promissory Note with Vatsala Sharma (“ Sharma ”) for a secured loan for $400,000 due in 60 days at an interest rate of 18% per annum. On May 9, 2012, the Company and Sharma increased the loan amount from $400,000 to $600,000.  In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of the Company’s common stock. The loan is secured by a blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works Property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation.  As amended, the maturity date of the Sharma loan is January 1, 2016.

(2) Effective May 22, 2012, the Company entered into a Loan Agreement with Vicki P. Rollins (“ Rollins ”) for a secured loan in the amount of $350,000 originally due on September 22, 2012. The loan is secured by a priority blanket security interest in all of the Company’s assets. When the Loan Agreement was initially entered into, the Company issued to Rollins 175,000 warrants to purchase common stock with an exercise price of $2.50. Such warrants expired on May 22, 2014. On July 1, 2014, Rollins agreed to extend the maturity date of the loan to December 31, 2014 and amend the terms of the loan so that no interest accrues from inception through repayment. The Company issued to Rollins an aggregate of 250,000 new warrants in exchange for such extension and amendment .  Pursuant to subsequent amendments to the loan, the maturity date has been further extended to October 1, 2015. The balance of the note payable was $250,000 at June 30, 2015 and December 31, 2014.

(3)  On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 that was extended to June 15, 2015 and includes an exit fee of $30,000.   Amounts were still owing under the note as of June 15, 2015. The promissory note and exit fee can be prepaid at any time. The Company repaid $100,000 during the year ended December 31, 2014.

(4)  On September 30, 2014, the Company issued an unsecured promissory note to Bacchus Investors, LLC for $323,000, with interest at 4%. The unsecured promissory note is due upon demand.

(5) On April 15, 2015, the Company issued an unsecured promissory note to Clearview Partners II, LLC for $150,000, with interest at 10%.  The unsecured promissory note is due on September 15, 2015.

NOTE 6 – NOTES PAYABLE, RELATED PARTY

On April 15, 2015, the Company issued an unsecured promissory note to Plethora Enterprises, LLC (“Plethora”) for $150,000, with an interest rate of 10% per annum and due on September 15, 2015.   In addition, on May 22, 2015, the Company issued another unsecured promissory notes to Plethora for $100,000, with an interest rate of 10% per annum and due on January 1, 2016.  Nikolas Konstant, the Company’s CFO and Chairman of the Board is the sole member and manager of Plethora. During the quarter ended June 30, 2015, $93,040 of the April 15, 2015 note was repaid.  At June 30, 2015, the aggregate balance due under the April 15, 2015 and May 22, 2015 notes was $156,960.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

NOTE 7 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Three Months
	Ended	Year Ended
	June 30, 2015	December 31, 2014
Asset retirement obligation, beginning of period	$84,102	$76,457
Additions	-	-
Accretion expense	4,205	7,645
Asset retirement obligations, end of period	$88,307	$84,102

NOTE 8 – DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  In August 2014, the Company issued warrants to purchase an aggregate of 1,775,000 shares of the Company’s common stock, to a former note holder and certain other related parties. The warrant agreements included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. Pursuant to ASC Topic 815, “Derivatives and Hedging”, the Company determined that these warrants met the definition of a derivative and are to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of December 31, 2014 and June 30, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions.

	December 31,	June 30,
	2014	2015
Exercise Price	$2.50	$2.50
Stock Price	$6.50	$3.20
Risk-free interest rate	1.10%	1.10%
Expected life of the options (Years)	3.64	3.14
Expected volatility	188%	179%
Expected dividend yield	0%	0%
Expected forfeitures	0%	0%

Fair Value	$11,039,552	$5,102,652

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

The Company recorded an adjustment to the fair value of derivative liabilities of $5,936,900 for six months ended June 30, 2015.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora, which is solely owned by Nikolas Konstant, the Company’s chairman of the board and chief financial officer.  Under the consulting agreement, for the three and six months ended June 30, 2015, the Company recorded compensation expense of $62,460 and $180,000, respectively, and for the three and six months ended June 30, 2014, the Company recorded compensation expense of $90,000 and $180,000, respectively.  There were no amounts due to Mr. Konstant under the Plethora consulting agreement at June 30, 2015 and December 31, 2014, respectively.

Other

On October 3, 2011, the Company entered into an Exclusive Business Partner and Advisory Agreement with Baychester Petroleum, a Ghanaian limited liability company ("Baychester"), which owns a 10% minority interest in EAOG and PBOG. The terms of such agreement were amended in June 2014. Pursuant to the amended agreement dated June 16, 2014, the Company agreed to pay to Baychester $35,000 by September 2014 in exchange for services rendered. Moreover, commencing July 1, 2014 and continuing every month thereafter, the Company agreed to pay to Baychester a monthly consulting fee of $10,000, provided, however, that the Company reserved the right to audit and review Baychester’s provided services every three months, and, if the Company determines the services rendered are not commensurate with $10,000 a month in compensation, the Company may, in its sole and absolute discretion, upon written notice to Baychester, immediately decrease or terminate any and all remaining future monthly cash fee payments to Baychester. Finally, in the event the Ghanaian Ministry of Energy formally invites the Company to a meeting to negotiate the terms of a deal to acquire a concession in Ghana, regardless of the outcome of the meeting, the Company will pay to Baychester an additional $35,000. The Company recorded compensation expense of $0 and $20,000, respectively under the agreement with Baychester consulting agreement, for the six months ended June 30, 2015 and 2014. Pursuant to its own terms, the Exclusive Business Partner and Advisory Agreement expired on June 16, 2015.

Also see Notes 6 and 10.

NOTE 10 - STOCKHOLDERS’ DEFICIT

Stock Issuances for Services

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”). Pursuant to the agreement, Hahn will be issued 2,000 restricted shares of common stock of the Company per month. While initially such monthly issuances were capped at 24,000 shares, in June 2014 the parties agreed to continue the consulting agreement month to month and to continue to provide 2,000 restricted shares of common stock of the Company to Hahn each such month. At June 30, 2015, the consulting agreement was still in effect and, during the six months ended June 30, 2015, Hahn received 12,000 restricted shares of common stock of the Company valued at $56,479 which was recorded as consulting expense.

Private Share Sale and Option Agreement

On April 6, 2015, and as subsequently amended on May 6, 2015, Plethora entered into an agreement with Jeff Ahlholm and Lloyd Brian Hannan, the co-owners of [AGRA], pursuant to which Plethora sold 376,500 of its shares of the Company’s restricted common stock to Mr. Ahlholm, and 376,500 shares to Mr. Hannan. Nikolas Konstant, our CFO and Chairman of the Board is the sole member and manager of Plethora. Accordingly, the difference between the fair value of the shares and the sales price to the buyers of $3,675,000 was recognized as a cost during the quarter ended June 30, 2015. If certain performance conditions are met by June 27, 2015, Mr. Ahlholm and Mr. Hannan had the option to purchase up to an additional 2,500,000 shares of the Company’s restricted common stock from Plethora. The conditions set forth in the agreement for Mr. Ahlholm and Mr. Hannan to purchase up to an additional 2,500,000 shares were not met as of June 27, 2015, therefore, no value has been recorded for this option.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

NOTE 11 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	1,300,000	2.50	3.81	5,200,000
Granted	25,000	2.50
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2015	1,325,000	2.50	3.33	927,500
Exercisable, June 30, 2015	1,325,000	2.50	3.33	927,500

The following table summarizes information about options outstanding at June 30, 2015:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,325,000	3.33	2.50

The following table summarizes information about options exercisable at June 30, 2015:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,325,000	3.33	2.50

On February 11, 2015, Sudhir Vasudeva was granted an option to purchase 25,000 restricted shares of the Company’s common stock in exchange for his services as a director of the Company. Such options were valued at $98,226 using a Black-Scholes valuation model, vested fully on the date of issuance, have an exercise price of $2.50 per share and expire on May 1, 2016. Furthermore, on February 11, 2015, the Company extended the expiration date of an aggregate of 100,000 options which had previously been granted and vested to certain directors of the Company at an exercise price of $2.50 per share, and which were set to expire on May 1, 2015. As extended, such options now also expire on May 1, 2016.  The value of the extension of the options was calculated as $99,684 using a Black-Scholes valuation model.  The assumptions used in calculating the fair value of options and extensions granted using the Black-Scholes option- pricing model for options are as follows:

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

•	Expected life of 1.22 years;
•	Volatility of 182%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.10%.

During the three and six months ended June 30, 2015, the Company recorded $2,237,751 and $4,475,502, respectively, of share based compensation relating to the vesting of other previously granted options.  During the three and six months ended June 30, 2014, the Company recorded $483,977 and $967,954 of share based compensation. As of June 30, 2015, there is no unamortized balance related to future stock based compensation for options previously granted.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	14,577,992	4.69	1.96	36,008,468
Granted	1,625,000	2.52
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2015	16,202,992	3.96	1.72	5,430,094
Exercisable, June 30, 2015	11,532,992	3.40	2.27	5,430,094

The following tables summarize information about warrants outstanding at June 30, 2015:

Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	7,084,992	2.51	2.50
3.00	2,353,000	1.07	3.00
4.00	575,000	2.25	4.00
5.35	4,670,000	0.37	5.35
6.00	20,000	1.84	6.00
8.00	1,500,000	3.03	8.00
	16,202,992

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

The following table summarizes information about warrants exercisable at June 30, 2015:

Warrants Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	7,084,992	2.51	2.50
3.00	2,353,000	1.07	3.00
4.00	575,000	2.25	4.00
6.00	20,000	1.84	6.00
8.00	1,500,000	3.03	8.00
	11,532,992

DVIBRI

On August 26, 2013, the Company engaged DVIBRI, LLC (“DVIBRI”) as a consultant to render financial advice pursuant to a Consulting Agreement. The initial term of DVIBRI's consulting services, pursuant to an amendment to the Consulting Agreement effective as of February 3, 2014, expired on February 28, 2014. The Company issued 20,000 shares valued at $286,000 to DVIBRI on February 21, 2014 as compensation for services provided under the Consulting Agreement.

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

The warrants have an exercise price of $2.50 per share and expire on June 30, 2017.  The Company expensed $150,224 for the six months ended June 30, 2015. The fair value of the 33,332 warrants that vested during the six months ended June 30, 2015 was determined to be using the Black-Scholes option pricing model with the following assumptions:

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

GEM Global Yield Fund

Included in the warrant table above are 4,670,000 warrants granted to GEM and 590 Capital Partners in 2012 that have not yet vested as follows:

The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company to GEM at an exercise price of $5.35 per share ( the “ GEM C Warrant ”). The GEM C Warrant will vest upon either of the following dates: (i) the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration; or (ii) the Company or a Subsidiary closes a deal to acquire assets having a cost greater than $40,000,000. The Company may elect to shorten the term of the GEM C Warrant by moving the expiration date to the date six months (plus any additional days added if the underlying shares remain unregistered after 270 days) from the day that all of the following conditions have been satisfied: (i) either of the preconditions to vesting set forth above have been satisfied; (ii) the Company has publicly announced the ratification from the Ghanaian parliament; (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) to occur. These options have not vested as of June 30, 2015.

The Company also granted a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners Capital, LLC at an exercise price of $5.35 per share (the “ 590 Partners C Warrant ”). All of the terms in the 590 Partners C Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM C Warrant described above. These options have not vested as of June 30, 2015.

AGRA and BAS Agreements

Pursuant to a consulting agreement effective as of August 1, 2013, as subsequently amended from time to time (the “BAS Agreement ”), between the Company, [AGRA Capital, LLC (“ AGRA ”)] and BA Securities, LLC (“ BAS ”), AGRA and BAS agreed to provide certain financial advisory services to the Company.

On April 6, 2015 the Company entered into an agreement (“ Agreement ”) with Mr. Konstant, AGRA, BAS, Jeff Ahlholm, and Lloyd Brian Hannan (AGRA, BAS, Mr. Ahlholm and Mr. Hannan are collectively referred to herein as “ BAS and Agents ”). The Agreement terminated the BAS Agreement in its entirety. The Agreement further provides that, in the event that the Company completes certain acquisitions or financings on or prior to April 7, 2017, then additional cash and warrant compensation will be paid to BAS and Agents.  Further, in consideration for advisory services previously rendered, the Company issued an aggregate of 1,500,000 warrants to BAS and Agents, all vesting immediately with an exercise price of $2.50 per share and an expiration date of May 1, 2019. The fair value of the warrants was determined to be $7,307,825 using a Black-Scholes model. Pursuant to the Agreement, the Company also extended the expiration date of another 600,000 warrants currently held by BAS and Agents to May 1, 2019, and reduced the exercise price from $4.00 per share to $2.50 per share. The fair value of the extension and modification of these warrants was determined to be $121,339. The Company used the following assumptions in determining the fair value:

•	Expected life of 3.32 to 4.07 years
•	Volatility of 182%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.10%

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

Rick Darnell

On May 19, 2015, the Company issued a warrant to purchase 25,000 restricted shares of the Company’s common stock to Rick Darnell in exchange for consulting services provided. The warrant vested immediately, has a per share exercise price of $2.50 and expires on May 19, 2018.

The fair value of the 25,000 warrants was determined to be $92,818 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3 years
•	Volatility of 179%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.01%

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC (“ Babcock ”) in order to secure a $300,000 loan (the “ Babcock Loan ”). As of August 3, 2012, Eos also leased 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the “ Babcock Lease ”) from Babcock. On November 7, 2013, the Company, Eos and Mr. Nikolas Konstant (the Company’s Chairman of the Board and Chief Financial Officer) entered into an agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any   rent then owed and payable, in its entirety, Eos agreed to pay $330,000.  In addition, the Company agreed to issue an aggregate of 70,000 restricted shares of the Company’s common stock to certain affiliates of Babcock, which were issued on January 13, 2014.

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

As discussed further down in this Note 12, Dune has threatened to bring litigation to collect the Parent Termination Fee, as defined in the Dune Merger Agreement. The Company has accordingly recorded a liability for $5,500,000 related to the Parent Termination Fee. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

Dune Merger Agreement

On September 17, 2014 the Company entered into an Agreement and Plan of Merger with Dune Energy Inc. (“Dune”) and Merger Sub., dated as of September 16, 2014, as subsequently amended (the “ Dune Merger Agreement ”), and on the terms and subject to the conditions described therein, Merger Sub agreed to conduct a cash tender offer to purchase all of Dune’s issued and outstanding shares of common stock at a price of $0.30 per share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement.

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
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

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

GEM Global Yield Fund

The Company and GEM Global Yield Fund, a member of the Global Emerging Markets Group (“ GEM ”), entered into a financing commitment on August 31, 2011, whereby GEM would provide and fund the Company with up to $400 million dollars (the “ Commitment ”), for the Company’s African acquisition activities.

The Company and GEM formalized the Commitment by way of a definitive Common Stock Purchase Agreement and Registration Rights Agreement, both dated as of July 11, 2013 (collectively referred to as the “ Commitment Agreements ”).  Pursuant to the Commitment Agreements and subject to certain restrictions contained therein, the Commitment may be drawn down at the Company’s option as the Company issues shares of common stock to GEM in return for funds.

Under the agreed upon structure, and subject to certain prerequisites, the Company controls the timing and amount of any drawdown, and the funds withdrawn by the Company may be used to acquire any oil and gas assets the Company identifies, publicly or privately owned, national or international, as well as for working capital purposes.

Pursuant to the Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a Structuring Fee equal to $4 million, which must be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company’s election, the Company may elect to pay the structuring fee in registered shares of its common stock of the Company at a per share price equal to ninety percent of the average closing trading price of the Company’s common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013. As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.  As of June 30, 2015, the Company has recorded an accrued structuring fee of $4 million.

Financial Consulting Agreement

On June 16, 2015, the Company entered into an agreement with a financial advisor to provide advisory services  in connection with potential buy-side and capital raising activities of the Company.  The agreement provides for a non-refundable monthly payment to the financial advisor.  At the close of certain transactions, the financial advisor is entitled to receive from the Company certain cash success fees.  The monthly fees are credited against any cash success fees which become payable.  If the Company terminates without cause on or before the four month anniversary of the execution of the agreement, the Company must pay the financial advisor a break-up fee in an amount equal to three monthly payments, which amount shall be creditable, without duplication, against any cash success fees received by the financial advisor under the agreement.  In addition, in the event that certain transactions are consummated within a specified period of time after the termination for the agreement for any reason, the financial advisor shall also be paid the entire amount of any applicable cash success fee it otherwise would have been entitled to receive if the agreement were still in effect.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

NOTE 13– SUBSEQUENT EVENTS

Private Share Sale and Additional Financing

On July 13, 2015, Plethora, whose sole member is Nikolas Konstant, the Company’s Chairman and CFO, sold 1,050,000 shares to LowCal in a private sale. Plethora loaned the proceeds from such sale to the Company, and the Company accordingly issued to Plethora an unsecured promissory note dated July 13, 2015for $350,000, with an interest rate of 10% per annum and due on January 1, 2016. Accordingly, the difference between the fair value of the shares and the sales price to the buyers of $1,228,500 will be recognized as a cost during the quarter ended September 30, 2015.

On August 5, 2015, Plethora, sold an aggregate of 720,000 shares of common stock in private resales, for aggregate proceeds of $270,000. 360,000 of such shares were sold to two new investors, while the remaining 360,000 shares were sold to DVIBRI. Plethora then loaned all $270,000 in sale proceeds to the Company. The Company accordingly issued two promissory notes on August 5, 2015 for an aggregate total of $270,000, payable to Plethora. Both notes accrue simple interest at 10% and have maturity dates of January 1, 2016. Accordingly, the difference between the fair value of the shares and the sales price to the buyers of $2,646,000 will be recognized as a cost during the quarter ended September 30, 2015.

Hahn Shares

On July 23, 2015, Hahn received 2,000 restricted shares of the Company’s common stock in exchange for consulting services provided. On August 11, 2015, the Company and Hahn mutually agreed to terminate Hahn’s June 23, 2013 consulting agreement.

DVIBRI public relations services

On July 14, 2015, the Company paid a $100,000 retainer to DVIBRI, LLC in exchange for the provision of public relations, media and other general advisory services through January 31, 2016.

Advisory Votes on Executive Compensation

At the annual meeting of stockholders of the Company, held on June 25, 2015, the Company's stockholders were asked to make a non-binding advisory vote on the frequency for seeking executive compensation advisory votes in the future.  The Company's stockholders voted to recommend a non-binding advisory vote on this issue every three years.  The results of the vote were disclosed in the Company's Current Report Form 8-K, filed on June 30, 2015.

At a meeting of the Board of Directors on August 12, 2015, the Board voted to adopt a policy to hold a stockholder non-binding advisory vote on executive compensation every third year until the next required vote on the frequency of non-binding advisory votes on executive compensation.

Sixth Amendment to LowCal Agreements

On August 14, 2015, the Company entered into the Sixth Amendment to the Loan Agreements with LowCal and LowCo [EOS/Petro], LLC (“LowCo”). Pursuant to the terms thereof:

•	The maturity dates of the LowCal Loan and Second LowCal Note were extended to January 1, 2016;
•	The exercise price of 500,000 warrants originally issued to LowCo on August 14, 2014, were reduced from $4.00 to $2.00, and the expiration date was extended from August 14, 2018 to January 1, 2019.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

•
As consideration, the Company issued to LowCo 75,000 restricted shares of its common stock, as well as an additional warrant to purchase 500,000 shares of restricted common stock of the Company at an exercise price of $2.00, vesting immediately and expiring January 1, 2019.

The charge to earnings during the quarter ended September 30, 2015 will be as follows:

•	$275,560 for the repricing and extending the expiration date of 500,000 previously issued warrants
•	$1,936,558 for the issuance of an additional 500,000 new warrants and
•	$311,250 for the issuance of 75,000 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of June 30, 2015. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to the unaudited financial statements included in this Report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

We are presently focused on the exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of June 30, 2015, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, and pre-development activities for existing assets.

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

Comparison of the three months ended June 30, 2015 to June 30, 2014.

	For the Three Months Ended June 30,
	2015		2014
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$70,900	100.0%	$323,121	100.0%	(252,221)	-78.1%
Lease operating expense	53,228	75.1%	120,271	37.2%	(67,043)	-55.7%
General and administrative expenses	6,702,470	9453.4%	7,017,399	2171.8%	(314,929)	-4.5%
Structuring fee	0	0.0%	0	0.0%	0	N/A
Termination fee	0	0.0%	0	0.0%	0	N/A
Other income (expense), net	3,100,947	4373.7%	(5,904,405)	-1827.3%	9,005,352	-152.5%
Net loss	$(3,583,851)	-5054.8%	$(12,718,954)	-3936.3%	9,135,103	-71.8%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the three months ended June 30, 2015 and 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended June 30, 2015 and 2014 was $70,900 and $323,121, respectively.  The decrease in revenues for the three months ended June 30, 2015 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  For the three months ended June 30, 2015, we sold 1,548 barrels at an average price of $45.80 per barrel, compared to 3,383 barrels at an average price of $95.50 per barrel for the three months ended June 30, 2014.  The decrease in the barrels produced in 2015 compared to 2014 is due to shutting down the production of the wells in 2015 due to cold weather related issues.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended June 30, 2015 and 2014 was $53,228 and $120,271, respectively.  The decrease in operating expenses was due to lower production in 2015.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2015 and 2014 were $6,702,470 and $7,017,339, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $411,000, $3,825,000, and $2,318,000 in professional fees, consulting fees and compensation, respectively for the three months ended June 30, 2015.  We recognized approximately $77,000, $6,212,000, and $605,000 in professional fees, consulting fees and compensation, respectively for the three months ended June 30, 2014.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  During the three months ended June 30, 2015, we recorded compensation expense of $2,238,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.  In addition, during the three months ended June 30, 2015, we recognized financing cost of $3,675,000 due to our majority stockholder selling shares of common stock to a consultant at a significant discount to market. During the three months ended June 30, 2014 we recorded consulting expense of $4,902,000 related to the amended GEM warrants and $933,000 related to the DVBRI warrants.  During the three months ended June 30, 2014, we also recorded compensation expense of $484,000 related to options that were issued to our CEO in June 2013 and vesting though June 2014.

Other income (expenses)

For the three months ended June 30, 2015, net other income was $3,100,947 consisting of interest and finance costs of $250,933 and a gain on change in fair value of derivative liability of $3,351,880.   During the three months ended June 30, 2014, net other expenses consisted of interest and finance costs of $5,904,405  During the three months ended June 30, 2014 interest and finance costs was primarily the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with the LowCal financing.

Comparison of the six months ended June 30, 2015 to June 30, 2014.

	For the Six Months Ended June 30,
	2015		2014
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$130,959	184.7%	$426,827	132.1%	(295,868)	-69.3%
Lease operating expense	64,657	91.2%	185,529	57.4%	(120,872)	-65.1%
General and administrative expenses	17,584,220	24801.4%	18,061,358	5589.7%	(477,138)	-2.6%
Structuring fee	4,000,000	5641.7%	0	0.0%	4,000,000	N/A
Termination fee	5,500,000	7757.4%	0	0.0%	5,500,000	N/A
Other income (expense), net	5,545,110	7821.0%	(11,066,235)	-3424.8%	16,611,345	-150.1%
Net loss	$(21,472,808)	-30286.0%	$(28,886,295)	-8939.8%	7,413,487	-25.7%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the six months ended June 30, 2015 and 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the six months ended June 30, 2015 and 2014 was $130,959 and $426,827, respectively.  The decrease in revenues for the six months ended June 30, 2015 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  For the six months ended June 30, 2015, we sold 2,818 barrels at an average price of $46.47 per barrel, compared to 4,509 barrels at an average price of $94.67 per barrel for the six months ended June 30, 2014.  The decrease in the barrels produced in 2015 compared to 2014 is due to shutting down the production of the wells in 2015 due to cold weather related issues.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the six months ended June 30, 2015 and 2014 was $64,657 and $185,529, respectively.  The decrease in operating expenses was due to lower production in 2015 and a refund of $33,223 received from our former operator during the quarter ended March 31, 2015.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2015 and 2014 were $17,584,220 and $18,061,358, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $526,000, $11,800,000, and $4,910,000 in professional fees, consulting fees and compensation, respectively for the six months ended June 30, 2015.  We recognized approximately $250,000, $16,330,000, and $1,201,000 in professional fees, consulting fees and compensation, respectively for the six months ended June 30, 2014.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  During the six months ended June 30, 2015, we recorded compensation expense of $4,476,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.  Also, during the six months ended June 30, 2015, we recognized financing cost of $3,675,000 due to our majority stockholder selling shares of common stock to a consultant at a significant discount to market.   In addition, during the six months ended June 30, 2015, we recorded consulting fees of approximately $8,036,000 associated with the issuance of warrants for consulting services.  During the six months ended June 30, 2014 we recorded consulting expense of $14,305,000 related to the amended GEM warrants and $933,000 related to the DVBRI warrants.  During the six months ended June 30, 2014, we also recorded compensation expense of $968,000 related to options that were issued to our CEO in June 2013 and vesting though June 2014.

Structuring fee

During the six months ended June 30, 2015, we recorded a charge to earnings related to a structuring fee of $4 million due to GEM Global Yield Fund.  There was no such charge during the six months ended June 30, 2014.

Acquisition termination fee

During the six months ended June 30, 2015, we recorded a charge to earnings of $5.5 million related to the Parent Termination Fee associated with our proposed acquisition of Dune.  There was no such charge during the six months ended June 30, 2014.

Other income (expenses)

For the six months ended June 30, 2015, net other income was $5,545,110 consisting of interest and finance costs of $391,790 and a gain on change in fair value of derivative liability of $5,936,900.   During the six months ended June 30, 2014, net other expenses consisted primarily of interest and finance costs of $10,456,615 and loss debt extinguishment of $609,620.  During the six months ended June 30, 2014 interest and finance costs was primarily the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in onnection with the LowCal financing. Also, we recorded a loss on debt extinguishment of $609,620 for the six months ended June 30, 2014 which is comprised of a loss on debt extinguishment of $639,620 related to the RT Holdings note payable offset by a $30,000 gain on debt extinguishment on the Babcock note payable.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of June 30, 2015, we had cash in the amount of $2,251. At June 30, 2015, we had total liabilities of $26,676,811. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

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

To finance our operations, we have recently issued the following notes:

On January 13, 2015, the Company entered into a fifth amendment to the Loan Agreements (the “Fifth Amendment”).  As part of the Fifth Amendment, the Company and LowCal entered into the following: (i) an amended and restated LowCal Loan, still in the principal amount of $5,000,000; and (ii) a new unsecured promissory note in the principal amount of $3,250,000 (the “ Second LowCal Note ”).

Pursuant to the Fifth Amendment:

•	LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward
•	$750,000, which was advanced to the Company in 2014, was recognized as included in the principal amount of the Second LowCal Note.
•	The cash exit fee was removed from the LowCal Loan.
•	The maturity date on the LowCal Loan was extended to June 30, 2015.
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

As the Fifth Amendment reflected the culmination and documenting of transactions that occurred and were agreed to in 2014, the Company recorded the terms and provisions of the Fifth Amendment on the Company’s financial statements as of the year ended December 31, 2014, including the recording of the Second LowCal Note in the principal amount of $3,250,000 and a loss on debt extinguishment of $1,832,576.

On August 14, 2015, the Company entered into the Sixth Amendment to the Loan Agreements. Pursuant to the terms thereof:

•	The maturity dates of the LowCal Loan and Second LowCal Note were further extended to January 1, 2016.
•
As consideration, the exercise price of 500,000 warrants originally issued to LowCo on August 14, 2014, were reduced from $4.00 to $2.00, and the expiration date was extended from August 14, 2018 to January 1, 2019.

•
As additional consideration, the Company issued to LowCo 75,000 restricted shares of its common stock, as well as an additional warrant to purchase 500,000 shares of restricted common stock of the Company at an exercise price of $2.00, vesting immediately and expiring January 1, 2019.

On April 15, 2015 we issued an unsecured promissory notes Clearview Partners II, LLC.  The promissory note has a principal amount of $150,000, with an interest rate of 10% per annum.  The maturity date is September 15, 2015.

Also, on April 15, 2015, we issued an unsecured promissory notes to Plethora Enterprises, LLC (“Plethora”) for $150,000, with an interest rate of 10% per annum and due on September 15, 2015.   In addition, on May 22, 2015, we issued another unsecured promissory notes to Plethora for $100,000, with an interest rate of 10% per annum and due on January 1, 2016.  Nikolas Konstant, our CFO and Chairman of the Board is the sole member and manager of Plethora. During the quarter ended June 30, 2015, $93,040 of the April 15, 2015 note was repaid.  At June 30, 2015, the balance due under the April 15, 2015 and May 22, 2015 notes were $56,960 and $100,000, respectively.

On July 13, 2015, the Company issued an unsecured promissory notes to Plethora for $350,000, with an interest rate of 10% per annum and due on January 1, 2016.

On August 5, 2015, we issued two promissory notes for an aggregate total of $270,000, payable to Plethora. Both notes accrue simple interest at 10% and have maturity dates of January 1, 2016.

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

In connection with the asserted claim by Dune of the alleged breach of contract by the Company of the Dune Merger Agreement, upon a termination of such agreement, a demand letter was received from Dune on March 4, 2015 demanding payment of $5.5 million in the form of the Parent Termination Fee, plus additional costs and expenses which were undefined.  The Company has recorded this liability of $5.5 million as of June 30, 2015. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $437,919 and $737,385 for the six months ended June 30, 2015 and 2014, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $0 and $0 for the six months ended June 30, 2015 and 2014, respectively.

Financing Activities

Net cash provided by financing activities was $306,960 and $1,075,000 for the six months ended June 30, 2015 and 2014, respectively. Cash generated from financing activities for the six months ended June 30, 2015 was primarily from issuing promissory notes to related and unrelated parties totaling of $400,000 offset by repayment of related party promissory notes of $93,040.  Cash generated from financing activities for the six months ended June 30, 2014 was primarily from issuing our convertible notes of $1,500,000 offset by repayment of short term notes payable of $425,000.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ ARO ”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“ FASB ”) issued Accounting Standards Update (“ ASU ”) 2014-09, Revenue from Contracts with Customers , which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

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

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “ SEC ”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were ineffective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2015, our management concluded that our internal controls over financial reporting were ineffective as of June 30, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, on April 23, 2015, May 23, 2015 and June 23, 2015, Hahn received 2,000 restricted shares of the Company’s common stock for each month, respectively, for an aggregate of 6,000 shares.

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
10.1
Unsecured Promissory Note dated April 15, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission by Eos Petro, Inc. on May 18, 2015)

10.2
Unsecured Promissory Note dated April 15, 2015 from Eos Petro, Inc. payable to Clearview Partners, II, LLC (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission by Eos Petro, Inc. on May 18, 2015)

10.3	Unsecured Promissory Note dated May 22, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC*
10.4	Unsecured Promissory Note dated July 13, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC*
10.5	Unsecured Promissory Note dated August 5, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC*
10.6	Unsecured Promissory Note dated August 5, 2015 from Eos Petro, Inc. payable to DVIBRI, LLC (as assigned to Plethora Enterprises, LLC)*
10.7	Sixth Amendment to the LowCal Agreements, dated August 14, 2015, by and between Eos Petro, Inc., LowCal Industries, LLC, Eos Global Petro, Inc. and LowCo [EOS/Petro], LLC*
10.8	Letter Agreement with Vicki P. Rollins effective June 30, 2015*
10.9	Letter Agreement with Vatsala Sharma effective June 30, 2015*
31.1	Section 302 Certification of Principal Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS PETRO, INC. a Nevada corporation

Date: August 17, 2015	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer

Date: August 17, 2015	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer