Form 10-Q
period 2015-09-30
Eos Petro, Inc.
filed 2015-11-16
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

Yes  ☐                  No  ☒

As of November 16, 2015, the registrant had 48,827,882 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)

Current assets
Cash	$1,749	$133,210
Other current assets	-	42,959
Total current assets	1,749	176,169

Oil and gas properties, net	1,091,205	1,121,175
Other property plant and equipment, net	3,674	11,257
Long-term deposits	102,441	102,441
Total assets	$1,199,069	$1,411,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,196,102	$148,888
Accrued expenses	1,081,132	1,149,956
Accrued compensation - officer	90,000	-
Accrued termination fee	5,500,000	-
Accrued structuring fee	4,000,000	-
LowCal convertible and promissory notes payable	8,250,000	8,250,000
Notes payable	1,423,000	1,273,000
Notes payable, related party	668,460	-
Derivative liabilities	6,797,855	11,039,552
Total current liabilities	29,006,549	21,861,396

Asset retirement obligation	90,410	84,102
Total liabilities	29,096,959	21,945,498

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
47,827,882 and 47,738,882 shares issued and outstanding	4,783	4,774
Additional paid-in capital	110,787,726	89,077,781
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(138,602,199)	(109,528,811)
Total stockholders' deficit	(27,897,890)	(20,534,456)
Total liabilities and stockholders' deficit	$1,199,069	$1,411,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$39,863	$187,805	$170,822	$614,632

Costs and expenses
Lease operating expense	39,131	112,227	103,788	297,756
General and administrative	3,238,923	11,766,145	20,823,143	29,827,503
Structuring fee	-	-	4,000,000	-
Acquisition termination fee	-	-	5,500,000	-
Total costs and expenses	3,278,054	11,878,372	30,426,931	30,125,259

Loss from operations	(3,238,191)	(11,690,567)	(30,256,109)	(29,510,627)

Other income (expense)

Interest and finance costs	(2,667,186)	(11,325,602)	(3,058,976)	(21,782,217)
Change in fair value of derivative liabilities	(1,695,203)	3,641,711	4,241,697	3,641,711
Loss on debt extinguishment	-	(37,572,386)	-	(38,182,006)
Total other income (expense)	(4,362,389)	(45,256,277)	1,182,721	(56,322,512)

Net loss	$(7,600,580)	$(56,946,844)	$(29,073,388)	$(85,833,139)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.16)	$(1.21)	$(0.61)	$(1.83)
Weighted average common shares outstanding
basic and diluted	47,790,697	47,055,447	47,759,985	46,820,296

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
For the Nine Months Ended September 30, 2015
(unaudited)

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2014	47,738,882	$4,774	$89,077,781	$(88,200)	$(109,528,811)	$(20,534,456)
Issuance of common stock for consulting services	14,000	1	62,658	-	-	62,659
Issuance of common stock related to debt extension	75,000	8	311,242	-	-	311,250
Fair value of warrants issued debt extension	-	-	2,212,149	-	-	2,212,149
Fair value of warrants issued for consulting services	-	-	8,157,284	-	-	8,157,284
Fair value of vested options	-	-	4,673,412	-	-	4,673,412
Sale of shares of majority stockholder common stock to a affiliates at discount	-	-	6,293,200	-	-	6,293,200
Net loss	-	-	-	-	(29,073,388)	(29,073,388)
Balance, September 30, 2015 (unaudited)	47,827,882	$4,783	$110,787,726	$(88,200)	$(138,602,199)	$(27,897,890)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(29,073,388)	$(85,833,139)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	29,970	54,828
Depreciation	7,583	7,583
Accretion of asset retirement obligation	6,308	5,734
Amortization of debt issuance costs	-	1,558,620
Non-cash finance costs	-	22,628,670
Loss on debt extinguishment	-	38,182,006
Fair value of stock issued for services	62,659	537,119
Fair value of stock issued for debt extension	311,250	-
Fair value of warrants issued for consulting services	8,157,284	21,813,544
Fair value of warrants issued for debt extension	2,212,149
Fair value of vested options	4,673,412	3,205,706
Sale of shares of majority stockholder common stock to a affiliates at discount	6,293,200	-
Termination fee	5,500,000	-
Structuring fee	4,000,000	-
Change in fair value of derivative liabilities	(4,241,697)	(3,641,711)
Change in operating assets and liabilities:
Deposits and other current assets	42,959	8,212
Accounts payable	1,047,214	-
Accrued expenses	(68,824)	398,881
Accrued compensation - officer	90,000	(22,050)
Net cash used in operating activities	(949,921)	(1,095,997)

Cash flows from financing activities:
Proceeds from issuance of notes payable	150,000	1,500,000
Repayment of notes payable	-	(425,000)
Proceeds from issuance of notes payable, related party	870,000	-
Repayment of notes payable, related party	(201,540)	-
Net cash provided by financing activities	818,460	1,075,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(131,461)	(20,997)

CASH AND CASH EQUIVALENTS, beginning of period	133,210	21,951

CASH AND CASH EQUIVALENTS, end of period	$1,749	$954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issued 66,000 shares of common stock for extinguishment of debt	$-	$53,380
Fair value of common stock issued with convertible note
recognized as debt discount	$-	$1,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

NOTE 1 - ORGANIZATION

Organization and Business

The Company was organized under the laws of the state of Nevada in 2007. On October 12, 2012, pursuant to the Merger Agreement entered into by and between the Company, Eos Global Petro, Inc. (“Eos”), and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Company Merger Sub”), dated July 16, 2012, Company Merger Sub merged into Eos, with Eos being the surviving entity and the Company the legal acquirer (the “Merger”). As a result of the Merger, Eos became a wholly-owned subsidiary of the Company.

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc.”).

The Company has two wholly-owned subsidiaries, Eos and Eos Merger Sub, Inc., a Delaware corporation (“Eos Merger Sub”), which was formed as an acquisition vehicle for potential transactions. Eos itself also has two subsidiaries: Plethora Energy, Inc. a Delaware corporation and a wholly-owned subsidiary of Eos (“Plethora Energy”), and EOS Atlantic Oil & Gas Ltd., a Ghanaian corporation (“EAOG”), which is also 10% owned by one of our Ghanaian-based third party consultants. Plethora Energy also owns 90% of Plethora Bay Oil & Gas Ltd., a Ghanaian corporation (“PBOG”), which is also 10% owned by the same Ghanaian-based consultant.  Eos, Eos Merger Sub, PBOG, Plethora Energy and EAOG are collectively referred to as the Company’s “Subsidiaries.”

Business

The Company is in the business of acquiring, exploring and developing oil and gas-related assets.

The unaudited condensed consolidated financial statements have been prepared by Eos Petro, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2014 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible notes, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	September 30,
	2015	2014
Options	1,325,000	1,300,000
Warrants	16,702,992	14,577,992
Convertible notes	2,000,000	2,000,000
Total	20,027,992	17,877,992

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
For the Nine Months Ended September 30, 2015 and 2014
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

The Company assesses oil and gas properties at least quarterly to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through September 30, 2015, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $7,648 and $29,970 for the three and nine months ended September 30, 2015, respectively, and $17,220 and $54,828 for the three and nine months ended September 30, 2014, respectively.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Through September 30, 2015, the Company has not had any sales of oil and gas properties that significantly alter that relationship.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of September 30, 2015 and December 31, 2014, the Company had an ARO of $90,410 and $84,102, respectively.

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
For the Nine Months Ended September 30, 2015 and 2014
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

At September 30, 2015 and December 31, 2014, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value (see Note 8):

	Fair Value	Fair Value Measurements at
	As of	September 30, 2015
Description	September 30, 2015	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$6,797,855	$-	6,797,855	-

Total	$6,797,855	$-	6,797,855	-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2014
Description	December 31, 2014	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$11,039,552	$-	11,039,552	-

Total	$11,039,552	$-	11,039,552	-

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
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

One customer accounts for 100% of oil sales for the three and nine months ended September 30, 2015 and 2014.  The Company’s oil and gas properties are located in Illinois.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending December 31, 2018.  The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (ASU 2014-12). The guidance applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. The Company is currently evaluating the impact of adopting ASU 2014-12 on the Company’s results of operations or financial condition.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.  The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  The ASU applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.   The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company’s financial statement presentation and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2015, the Company had a stockholders’ deficit of $27,897,890, and for the nine months ended September 30, 2015, reported a net loss of $29,073,388 and had negative cash flows from operating activities of $949,921. In addition, the Company may have become obligated to pay a $5.5 million termination fee under the “Dune Merger Agreement,” as defined in Note 12 below (the “Parent Termination Fee,” as more fully defined in the Dune Merger Agreement) (see Note 12) and $4 million that may be due under a structuring fee with GEM Global Yield Fund (“GEM”) (see Note 12).  Management estimates the Company’s capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas “Works Property” located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune Energy, Inc. under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company’s business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2014 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern.

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

NOTE 4 - LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE

LowCal convertible and promissory notes payable at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

On February 8, 2013, and as subsequently amended through August 14, 2015, the Company and Eos entered into: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement; (iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; and (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing (collectively referred to as the “Loan Agreements”), with LowCal Industries, LLC and LowCo [EOS/Petro], LLC (collectively referred to as “LowCal”). Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $4,980,000, promissory notes in the aggregate principal amount of $5,000,000, with interest at 10% per annum (the “LowCal Loan”). At LowCal’s option, LowCal can elect to convert any part of the principal of the LowCal Loan into shares of the Company’s common stock at a conversion price of $2.50 per share.    On January 13, 2015, the Company and LowCal amended the Loan Agreements, including the LowCal Loan, and entered into a new unsecured promissory note in the principal amount of $3,250,000, with interest at 10% per annum (the “Second LowCal Note”), $750,000 of which was advanced to the Company in 2014 and was recognized as included in the principal amount of the Second LowCal Note. As of January 13, 2015, LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward.  As amended, there was no remaining accrued and outstanding interest on the LowCal Loan.  The Company recorded the terms and provisions of these transactions on the Company’s financial statements as of the year ended December 31, 2014, including the recording of the Second LowCal Note in the principal amount of $3,250,000 and a loss on debt extinguishment of $1,832,576.

The LowCal Loan is secured by: (i) a mortgage, lien on, assignment of and security interest in and to oil and gas properties; (ii) a guaranty by the Company as a primary obligor for payment of Eos’ obligations when due; and (iii) a first priority position or call right for an amount equal to the then outstanding principal balance of and accrued interest on the LowCal Loan on the first draw down by either Eos or the Company from a commitment letter entered into with a prospective investor, should the Company or Eos be in a position to draw on this facility.

As amended, the maturity dates of both the LowCal Loan and the Second LowCal Note are January 1, 2016. The Second LowCal Note must also be repaid upon the earlier to occur of: (i) the Company closing certain potential acquisition transactions, or (ii) the Company closing a financing for a minimum of $20,000,000. The parties agreed that, upon repayment in full of the Second LowCal Note, LowCal will forever release, cancel and terminate all of its mortgages and any other liens against the Company.

In conjunction with the issuances of the first tranche of the proceeds of the LowCal Loan of $2,500,000, the Company issued 950,000 shares of the Company’s common stock valued at $3,239,500. In conjunction with the receipt of the remaining proceeds of the LowCal Loan, the Company granted, but did not issue, 400,000 restricted shares of its common stock valued at $3,370,000 during the year ended December 31, 2013. The Company issued these shares during 2014, along with an additional 600,000 restricted shares of its common stock as a financing cost with a fair value of $7,604,000. In 2014, the Company granted LowCal a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $4.00, which was valued at $7,293,171.

Furthermore, the Company also determined that since the conversion prices of the notes was less than the market prices of the common stock feature upon the date of issuance or modification, a beneficial conversion feature existed on those dates. The fair value of the common shares and warrants issued, and the value of the beneficial conversion feature that arose on the date of issuance were recorded as financing costs or as a valuation discount at issuance, and had been fully amortized as of December 31, 2014. During the nine months ended September 30, 2014, the Company amortized $1,558,620 of the LowCal Loan discount which was recorded to interest and finance costs.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

On August 14, 2015, the exercise price of the original 500,000 warrants was reduced from $4.00 per share to $2.00 per share, and the expiration date of the warrants was extended from August 14, 2017 to January 1, 2019.  The Company recorded as a cost $275,560 for the repricing and extending the expiration date of these 500,000 previously issued warrants.  Also on August 14, 2015, the Company issued to LowCal 75,000 restricted shares of its common stock, as well as an additional warrant to purchase 500,000 shares of restricted common stock of the Company at an exercise price of $2.00, vesting immediately and expiring January 1, 2019.   The Company recorded as financing costs the fair value of the 75,000 shares of common stock of $311,250 based on the trading price of its shares on the date of the agreement, and the fair value of 500,000 new warrants of $1,936,558 as determined by the Black-Scholes pricing model.

The assumptions used in calculating the fair value of options and extensions granted using the Black-Scholes option- pricing model for options are as follows:

•	Expected life of 1.22 years;
•	Volatility of 182%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.10%.

NOTE 5 – NOTES PAYABLE

In addition to the notes set forth in Note 4 above and Note 6 below, notes payable at September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014

Secured note payable, at 18% (1)	$600,000	$600,000
Note payable, at 6% (2)	250,000	250,000
Note payable, at 2%, - in default (3)	100,000	100,000
Note payable at 4%, (4)	323,000	323,000
Note payable at 10%, (5)	150,000	-
Total	$1,423,000	$1,273,000

(1) On February 16, 2012, and as amended through June 30, 2015, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $600,000 at an interest rate of 18% per annum. The loan is secured by a blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works Property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation.  As amended, the maturity date of the Sharma loan is January 1, 2016. As additional consideration for entering into the Secured Promissory Note, the Company issued 400,000 shares of common stock.  In the event the loan is not paid in full by the maturity date, Sharma will receive an additional 275,000 shares of the Company’s common stock.

(2) Effective May 22, 2012, and as amended through June 30, 2015, the Company entered into a Loan Agreement with Vicki P. Rollins (“Rollins”) for a secured loan in the amount of $350,000, which does not accrue interest. The loan is secured by a subordinate blanket security interest in all of the Company’s assets. The Company issued to Rollins 175,000 warrants to purchase its common stock with an exercise price of $2.50, which expire August 1, 2018. The Company also issued to Rollins 75,000 warrants to purchase its common stock with an exercise price of $4.00, which expire August 1, 2018.  The maturity date of the Rollins loan is October 1, 2015. The balance of the note payable was $200,000 at September 30, 2015 and December 31, 2014.  As disclosed below as a subsequent event, on October 23, 2015, the Company and Rollins entered into a payoff agreement, whereby the Company agreed to pay the remaining unpaid principal on the note of $200,000 on or before December 31, 2015 as full payment and satisfaction of the note.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

(3)  On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 that was extended to June 15, 2015 and includes an exit fee of $30,000.   The principal balance of the note outstanding was $100,000 as of September 30, 2015 and December 31, 2014.  The note is currently in default.

(4)  On September 30, 2014, the Company issued an unsecured promissory note to Bacchus Investors, LLC for $323,000, with interest at 4%. The unsecured promissory note is due upon demand.

(5) On April 15, 2015, the Company issued an unsecured promissory note to Clearview Partners II, LLC (“Clearview”) for $150,000, with interest at 10%.  Effective September 15, 2015, the Company and Clearview executed a letter agreement extending the maturity date of the unsecured promissory note from September 15, 2015 to January 31, 2016.

NOTE 6 – NOTES PAYABLE, RELATED PARTY

During the nine months ended September 30, 2015, Plethora sold an aggregate of 2,163,000 of its shares of the Company’s restricted common stock in private sales to entities with which the Company has current business relationships.  Following the private sales transactions, Plethora loaned all of the aggregate proceeds from the private sale of stock of $590,000 to the Company, and concurrently, the Company issued Plethora three (3) separate unsecured promissory notes for the $590,000 aggregate principal amount received (see Note 10).  Additionally, Plethora extended additional loans to the Company for an aggregate principal amount of $280,000 and issued Plethora two (2) separate unsecured promissory notes for the $280,000 aggregate principal amount received.  All of the above loans extended by Plethora to the Company are accruing interest at an annual rate of 10%, and will become due on January 1, 2016.  During the nine months ended September 30, 2015, $201,540 of notes was repaid.  At September 30, 2015, the aggregate principal balance due under the promissory notes was $668,460. Nikolas Konstant, the Company’s CFO and Chairman of the Board is the sole member and manager of Plethora.

NOTE 7 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Nine Months
	Ended	Year Ended
	September 30, 2015	December 31, 2014
Asset retirement obligation, beginning of period	$84,102	$76,457
Additions	-	-
Accretion expense	6,308	7,645
Asset retirement obligations, end of period	$90,410	$84,102

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

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

As of December 31, 2014 and September 30, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	December 31,	September 30,
	2014	2015
Exercise Price	$2.50	$2.00
Stock Price	$6.50	$4.15
Risk-free interest rate	1.10%	0.92%
Expected life of the options (Years)	3.64	2.89
Expected volatility	188%	188%
Expected dividend yield	0%	0%
Expected forfeitures	0%	0%

Fair Value	$11,039,552	$6,797,855

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

The Company recorded an adjustment to the fair value of derivative liabilities of $4,241,697 and $3,641,711 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora, which is solely owned by Nikolas Konstant, the Company’s chairman of the board and chief financial officer.  Under the consulting agreement, for the three and nine months ended September 30, 2015, the Company recorded compensation expense of $90,000 and $270,000, respectively, and for the three and nine months ended September 30, 2014, the Company recorded compensation expense of $90,000 and $180,000, respectively.   At September 30, 2015 and December 31, 2014, there was $90,000 and $0, respectively, due to Mr. Konstant under the Plethora consulting agreement.

Other

On October 3, 2011, the Company entered into an Exclusive Business Partner and Advisory Agreement with Baychester Petroleum, a Ghanaian limited liability company (“Baychester”), which owns a 10% minority interest in EAOG and PBOG. The terms of such agreement were amended in June 2014. Pursuant to the amended agreement dated June 16, 2014, the Company agreed to pay to Baychester $35,000 by September 2014 in exchange for services rendered. Moreover, commencing July 1, 2014 and continuing every month thereafter, the Company agreed to pay to Baychester a monthly consulting fee of $10,000, provided, however, that the Company reserved the right to audit and review Baychester’s provided services every three months, and, if the Company determines the services rendered are not commensurate with $10,000 a month in compensation, the Company may, in its sole and absolute discretion, upon written notice to Baychester, immediately decrease or terminate any and all remaining future monthly cash fee payments to Baychester. Finally, in the event the Ghanaian Ministry of Energy formally invites the Company to a meeting to negotiate the terms of a deal to acquire a concession in Ghana, regardless of the outcome of the meeting, the Company will pay to Baychester an additional $35,000. The Company recorded compensation expense of $0 and $67,806, respectively under the agreement with Baychester consulting agreement, for the nine months ended September 30, 2015 and 2014. Pursuant to its own terms, the Exclusive Business Partner and Advisory Agreement expired on June 16, 2015.

Also see Notes 6 and 10.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

NOTE 10 - STOCKHOLDERS’ DEFICIT

Stock Issuances for Services

On June 23, 2013, the Company entered into a one year consulting agreement with Hahn Engineering, Inc. (“Hahn”). Pursuant to the agreement, Hahn was issued 2,000 restricted shares of common stock of the Company per month. While initially such monthly issuances were capped at 24,000 shares, in June 2014 the parties agreed to continue the consulting agreement month to month and to continue to provide 2,000 restricted shares of common stock of the Company to Hahn each such month. During the nine months ended September 30, 2015, Hahn received 14,000 restricted shares of common stock of the Company valued at $62,659 which was recorded as consulting expense.  On August 11, 2015, the Company and Hahn mutually agreed to terminate Hahn’s June 23, 2013 consulting agreement.

Sale of Common Stock by Stockholder

On April 6, 2015, and as subsequently amended on May 6, 2015, Plethora entered into an agreement with Jeff Ahlholm and Lloyd Brian Hannan, the co-owners of AGRA, pursuant to which Plethora sold 376,500 of its shares of the Company’s restricted common stock to Mr. Ahlholm, and 376,500 shares to Mr. Hannan. Nikolas Konstant, our CFO and Chairman of the Board is the sole member and manager of Plethora for aggregate proceeds of $150,000. The difference between the quoted market price of the shares and the sales price to the buyers of $3,675,000 was recognized as a cost during the quarter ended June 30, 2015. If certain performance conditions were met by June 27, 2015, Mr. Ahlholm and Mr. Hannan had the option to purchase up to an additional 2,500,000 shares of the Company’s restricted common stock from Plethora. Such conditions were not met as of June 27, 2015, therefore, no value has been recorded for this option.

During the quarter ended September 30, 2015, Plethora sold 1,410,000 of its shares of the Company’s restricted common stock to entities with which the Company has current business relationships  in private sales. Plethora loaned the proceeds of $440,000 from such sales to the Company, and the Company accordingly issued to Plethora an unsecured promissory notes for $440,000, with an interest rate of 10% per annum and due on January 1, 2016.   The difference between the quoted market price of the shares and the sales price to the buyers of $2,618,200 was recognized as a charge to earnings during the quarter ended September 30, 2015.

The aggregate proceeds of these sales of $590,000 were included in the amount loaned to the Company as discussed in Note 6.

LowCal Agreements

On August 14, 2015, the Company amended the LowCal Agreements with LowCal. Pursuant to the terms of the amendment, the Company issued to LowCal 75,000 restricted shares of its common stock that were valued at $311,250.  The fair value was determined by the price of the Company’s common stock on the date of the agreement (see Note 4).

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

NOTE 11 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	1,300,000	2.50	3.81	5,200,000
Granted	25,000	2.50
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2015	1,325,000	2.50	3.08	2,186,250
Exercisable, September 30, 2015	1,325,000	2.50	3.08	2,186,250

The following table summarizes information about options outstanding at September 30, 2015:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,325,000	3.08	2.50

The following table summarizes information about options exercisable at September 30, 2015:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,175,000	3.08	2.50

On February 11, 2015, Sudhir Vasudeva was granted an option to purchase 25,000 restricted shares of the Company’s common stock in exchange for his services as a director of the Company. Such options were valued at $98,226 using a Black-Scholes valuation model, vested fully on the date of issuance, have an exercise price of $2.50 per share and expire on May 1, 2016. Furthermore, on February 11, 2015, the Company extended the expiration date of an aggregate of 100,000 options which had previously been granted and vested to certain directors of the Company at an exercise price of $2.50 per share, and which were set to expire on May 1, 2015. As extended, such options now also expire on May 1, 2016.  The value of the extension of the options was calculated as $99,684 using a Black-Scholes valuation model.  The assumptions used in calculating the fair value of options and extensions granted using the Black-Scholes option pricing model for options are as follows:

•	Expected life of 1.22 years;
•	Volatility of 182%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.10%.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

During the three and nine months ended September 30, 2015, the Company recorded $0 and $4,475,502, respectively, of share based compensation relating to the vesting of other previously granted options.  During the three and nine months ended September 30, 2014, the Company recorded $2,237,752 and $3,205,706 of share based compensation. As of September 30, 2015, there is no unamortized balance related to future stock based compensation for options previously granted.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	14,577,992	4.69	1.96	36,008,468
Granted	2,125,000	2.39
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2015	16,702,992	3.71	1.56	17,444,937
Exercisable September 30, 2015	12,032,992	3.08	2.12	17,444,937

The following tables summarize information about warrants outstanding at September 30, 2015:

Warrants Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.00	2,775,000	3.02	2.00
2.50	5,309,992	2.04	2.50
3.00	2,353,000	0.81	3.00
4.00	75,000	2.84	4.00
5.35	4,670,000	0.12	5.35
6.00	20,000	1.59	6.00
7.15	1,500,000	2.78	8.00
	16,702,992

The following table summarizes information about warrants exercisable at September 30, 2015:

Warrants Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.00	2,775,000	3.02	2.00
2.50	5,309,992	2.04	2.50
3.00	2,353,000	0.81	3.00
4.00	75,000	2.84	4.00
6.00	20,000	1.59	6.00
7.15	1,500,000	2.78	8.00
	12,032,992

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

Warrants issued to consultants

During the nine months ended September 30, 2015, the Company issued a total of 125,000 warrants to consultants with an aggregate fair value of $577,897 and recorded as expense during the nine months ended September 30, 2015.   In addition, warrants previously issued to a consultant with a fair value of $150,223 vested during the period and were recorded as expense during the nine months ended September 30, 2015. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3-5 years
•	Volatility of 179%-182%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.01% - 1.10%

GEM Global Yield Fund

Included in the warrant table above are 4,670,000 warrants granted to GEM and 590 warrants granted to Capital Partners in 2012 that have not yet vested as follows:

The Company issued a warrant to purchase 2,335,000 shares of common stock of the Company to GEM at an exercise price of $5.35 per share (the “GEM C Warrant”). The GEM C Warrant will vest upon either of the following dates: (i) the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration; or (ii) the Company or a Subsidiary closes a deal to acquire assets having a cost greater than $40,000,000. The Company may elect to shorten the term of the GEM C Warrant by moving the expiration date to the date six months (plus any additional days added if the underlying shares remain unregistered after 270 days) from the day that all of the following conditions have been satisfied: (i) either of the preconditions to vesting set forth above have been satisfied; (ii) the Company has publicly announced the ratification from the Ghanaian parliament; (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) to occur. These options have not vested as of September 30, 2015.

The Company also granted a warrant to purchase 2,335,000 shares of common stock of the Company, par value $0.0001 per share, to 590 Partners Capital, LLC at an exercise price of $5.35 per share (the “590 Partners C Warrant”). All of the terms in the 590 Partners C Warrant for vesting, exercise, expiration and anti-dilution are identical to those in the GEM C Warrant described above. These options have not vested as of September 30, 2015.

AGRA and BAS Agreements

Pursuant to a consulting agreement effective as of August 1, 2013, as subsequently amended from time to time (the “BAS Agreement”), between the Company, AGRA Capital, LLC (“AGRA”) and BA Securities, LLC (“BAS”), AGRA and BAS agreed to provide certain financial advisory services to the Company.

On April 6, 2015, and as subsequently amended through September 28, 2015, the Company entered into an agreement (“Agreement”) with Mr. Konstant, AGRA, BAS, Jeff Ahlholm, and Lloyd Brian Hannan (AGRA, BAS, Mr. Ahlholm and Mr. Hannan are collectively referred to herein as “BAS and Agents”). The Agreement terminated the BAS Agreement in its entirety. The Agreement further provides that, in the event that the Company completes certain acquisitions or financings on or prior to April 7, 2017, then additional cash and warrant compensation will be paid to BAS and Agents.  Further, in consideration for advisory services previously rendered, the Company issued an aggregate of 1,500,000 warrants to BAS and Agents, all vesting immediately with an exercise price of $2.50 per share and an expiration date of May 1, 2019. The fair value of the warrants was determined to be $7,307,825 using a Black-Scholes model. Pursuant to the Agreement, the Company also extended the expiration date of another 600,000 warrants currently held by BAS and Agents to May 1, 2019, and reduced the exercise price from $4.00 per share to $2.50 per share. The fair value of the extension and modification of these warrants was determined to be $121,339. The Company used the following assumptions in determining the fair value:

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

•	Expected life of 3.32 to 4.07 years
•	Volatility of 182%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.10%

LowCal Agreements

On August 14, 2015, the Company amended the LowCal Agreements with LowCal. Pursuant to the terms of the agreement, the Company issued to LowCal an additional warrant to purchase 500,000 shares of restricted common stock of the Company at an exercise price of $2.00, vesting immediately and expiring January 1, 2019.

The fair value of the 500,000 warrants was determined to be $1,936,589 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3.4 years
•	Volatility of 179%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.01%

In addition the Company reduced the exercise price of 500,000 warrants originally issued to LowCal on August 14, 2014, from $4.00 to $2.00, and extended the expiration date from August 14, 2018 to January 1, 2019.  The change in fair value of the warrant under the old terms and the warrant under the new terms was $275,560 and has been recorded as an expense during the three months ended September 30, 2015.  The fair value of the warrant under the old and new terms was determined using the Black-Scholes option pricing model with the following assumptions listed above.

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

The Company has been made aware that a complaint has been filed against the Company and Nikolas Konstant by an entity alleging to be the landlord of the Babcock Lease. The complaint purportedly asks for $149,625 in unpaid rent and late fees for the Babcock Lease, although the Company has not yet been served with a copy of the complaint. The Company denies any breach or the Babcock Lease or other wrongdoing on its part. The Company has been made aware that, on September 15, 2015, the case was dismissed.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

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

Dune Merger Agreement

On September 17, 2014 the Company entered into an Agreement and Plan of Merger with Dune Energy Inc. (“Dune”) and Eos Merger Sub., dated as of September 16, 2014, as subsequently amended (the “Dune Merger Agreement ”), and on the terms and subject to the conditions described therein, Eos Merger Sub agreed to conduct a cash tender offer to purchase all of Dune’s issued and outstanding shares of common stock at a price of $0.30 per share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement.

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

GEM Global Yield Fund

The Company and GEM Global Yield Fund (“GEM”), a member of the Global Emerging Markets Group, entered into a financing commitment on August 31, 2011, whereby GEM would provide and fund the Company with up to $400 million dollars (the “Commitment”), for the Company’s African acquisition activities.

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

Pursuant to the Commitment Agreements, the Company must use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a Structuring Fee equal to $4 million, which must be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company’s election, the Company may elect to pay the structuring fee in registered shares of its common stock of the Company at a per share price equal to ninety percent of the average closing trading price of the Company’s common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013. As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.  As of September 30, 2015, the Company has recorded an accrued structuring fee of $4 million.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

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

NOTE 13– SUBSEQUENT EVENTS

Plethora Promissory Notes

Subsequent to September 30, 2015, Plethora sold 2,060,000 of its shares of the Company’s restricted common stock to entities with which the Company has current business relationships (1,660,000 shares) and to unaffiliated third party investors (400,000 shares) in private sales. Plethora loaned the proceeds of $650,000 from such sale to the Company, and the Company accordingly issued to Plethora an unsecured promissory notes for $650,000, with an interest rate of 10% per annum and due on January 1, 2016.   For the 1,660,000 sold to entities with which the Company has current business relationships, the difference between the quoted market price of the shares and the sales price to the buyers of $6,190,000 will be recognized as a charge to earnings during the quarter ended December 31, 2015.

Rollins Loan

On October 23, 2015, the Company and Rollins entered into a payoff agreement, whereby the Company agreed to pay the remaining unpaid principal on the Rollins note of $200,000 on or before December 31, 2015 as full payment and satisfaction of the note.

Crimson Consulting Agreement

On October 1, 2015, the Company entered into a consulting agreement with Crimson Energy Partners IV, LLC (“Crimson”), whereby the Company agreed to pay a monthly fee of $100,000 to Crimson for oil & gas operations and due diligence services, at the end of each month during the term of the agreement.  The term of the agreement is until the earlier of: (i) April 1, 2016, or (ii) the successful closing of an acquisition by the Company of oil & gas reserves.  At the end of the agreement term, the Company has the option to hire a full-time employee from Crimson at $30,000 per month, at the discretion of both the Company and the potential employee.

John Linton Note

On November 5, 2015, the Company issued an unsecured promissory note to John Linton for $30,000, with an interest rate of 4% per annum and due on April 1, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute “forward looking statements” that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of September 30, 2015. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Overview

On October 12, 2012, pursuant to the Merger Agreement, entered into by and between the Company, Eos and Company Merger Sub, dated July 16, 2012, Company Merger Sub merged into Eos, with Eos being the surviving entity in the Merger. As a result of the Merger, Eos became a wholly owned subsidiary of the Company. Upon the closing of the Merger, each issued and outstanding share of common stock of Eos was automatically converted into the right to receive one share of our Series B preferred stock. At the closing, we issued 37,850,044 shares of Series B preferred stock to the former Eos stockholders, subject to the rights of the stockholders of Eos to exercise and perfect their appraisal rights under applicable provisions of Delaware law to accept cash in lieu of shares of the equity securities of the Company.

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc.”).

We are presently focused on the acquisition, exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of September 30, 2015, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, and pre-development activities for existing assets.

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

On September 17, 2014 we entered into the Dune Merger Agreement with Dune, and Eos Merger Sub agreed to conduct a cash tender offer to purchase all of Dune’s issued and outstanding shares of common stock at $0.30 per share.  In addition, we agreed to provide Dune with sufficient funds to pay in full and discharge all of Dune’s outstanding indebtedness and agreed to assume liability for all of Dune’s trade debt, as well as fees and expenses related to the Dune Merger Agreement and transactions contemplated therein.  At the commencement of the merger and tender offer, we estimated that the total amount of cash required to complete the contemplated transactions was approximately $140 million dollars.  The tender offer was not subject to a financing contingency.  Following successful completion of the offer, Eos Merger Sub would have been merged into Dune, with Dune surviving as a direct wholly-owned subsidiary of the Company.

Due to the severe decline in oil prices, our sources of capital for the merger and tender offer were withdrawn, and we were unable to complete the merger and tender described in the Dune Merger Agreement on the terms originally negotiated. After a series of amendments to the Dune Merger Agreement while the parties continued to try to negotiate financing terms, the tender offer ultimately expired on February 27, 2015. After the expiration of the tender offer, Dune was notified by us that shares of Dune’s common stock would be returned to the tendering stockholders.

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

Comparison of the three months ended September 30, 2015 to September 30, 2014.

	For the Three Months Ended September 30,
	2015		2014
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$39,863	100.0%	$187,805	100.0%	(147,942)	-78.8%
Lease operating expense	39,131	98.2%	112,227	59.8%	(73,096)	-65.1%
General and administrative expenses	3,238,923	8125.1%	11,766,145	6265.1%	(8,527,222)	-72.5%
Structuring fee	-	0.0%	-	0.0%	-	N/A
Termination fee	-	0.0%	-	0.0%	-	N/A
Other income (expense), net	(4,362,389)	-10943.5%	(45,256,277)	-24097.5%	40,893,888	-90.4%
Net loss	$(7,600,580)	-19066.8%	$(56,946,844)	-30322.3%	49,346,264	-86.7%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the three months ended September 30, 2015 and 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended September 30, 2015 and 2014 was $39,863 and $187,805, respectively.  The decrease in revenues for the three months ended September 30, 2015 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  In addition, there was no production in the month of September 2015.  For the three months ended September 30, 2015, we sold 966 barrels at an average price of $41.50 per barrel, compared to 2,064 barrels at an average price of $90.98 per barrel for the three months ended September 30, 2014.  The decrease in the barrels produced in 2015 compared to 2014 is due to shutting down the production in September 2015 due our inability to pay the properties operator.  Production resumed in October when we raised additional financing to cover these operating and other business expenses. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended September 30, 2015 and 2014 was $39,131 and $112,227, respectively.  The decrease in operating expenses was due to lower production in 2015.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2015 and 2014 were $3,238,923 and $11,766,145, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $143,000, $2,847,000, and $118,000 in professional fees, consulting fees and compensation, respectively for the three months ended September 30, 2015.  During the three months ended September 30, 2015, we recognized costs of $2,618,200 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market.  We recognized approximately $129,000, $2,722,000, and $2,362,000 in professional fees, consulting fees and compensation, respectively for the three months ended September 30, 2014.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.   During the three months ended September 30, 2014, we recorded compensation expense of $2,238,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.

Other income (expenses)

For the three months ended September 30, 2015, net other expense was $4,362,389 consisting of interest and finance costs of $2,667,186 and a charge due to the change in fair value of derivative liability of $1,695,203.   Interest and financing costs for the three months ended September 30, 2015 includes a charge of $2,523,398 related to the August 14, 2015 amendment of the LowCal Agreements related to the issuance of 75,000 shares of common stock, the issuance of 500,000 warrants and the modification of the terms of previously issued warrants.  During the three months ended September 30, 2014, net other expenses consisted of interest and finance costs of $11,325,602, loss on debt extinguishment of $37,572,386 and a gain of $3,641,711 related to the change in fair value of the derivative liabilities.   The decrease in interest and finance costs is primarily due to the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with the LowCal financing incurred during the three months ended September 30, 2014.  The loss on debt modification is due to the 1,775,000 warrants issued per the Clouding settlement agreement with a fair value of approximately $26,300,000 and the reduction in the conversion price from $4.00 to $2.50 for the LowCal loan with a fair value of approximately $11,300,000.  The adjustment to fair value of derivative liabilities is due to the change in fair value of the 1,775,000 warrants, which were recorded as derivative liabilities due to the anti-dilution provisions.

Comparison of the nine months ended September 30, 2015 to September 30, 2014.

	For the Nine Months Ended September 30,
	2015		2014
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$170,822	100.0%	$614,632	100.0%	(443,810)	-72.2%
Lease operating expense	103,788	60.8%	297,756	48.4%	(193,968)	-65.1%
General and administrative expenses	20,823,143	12190.0%	29,827,503	4852.9%	(9,004,360)	-30.2%
Structuring fee	4,000,000	2341.6%	0	0.0%	4,000,000	N/A
Termination fee	5,500,000	3219.7%	0	0.0%	5,500,000	N/A
Other income (expense), net	1,182,721	692.4%	(56,322,512)	-9163.6%	57,505,233	-102.1%
Net loss	$(29,073,388)	-17019.7%	$(85,833,139)	-13965.0%	56,759,751	-66.1%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the nine months ended September 30, 2015 and 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the nine months ended September 30, 2015 and 2014 was $170,822 and $614,632, respectively.  The decrease in revenues for the nine months ended September 30, 2015 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  For the nine months ended September 30, 2015, we sold 3,784 barrels at an average price of $45.15 per barrel, compared to 6,573 barrels at an average price of $93.51 per barrel for the nine months ended September 30, 2014.  The decrease in the barrels produced in 2015 compared to 2014 is due to shutting down the production of the wells in 2015 due to cold weather related issues in early 2015 and the shutting down of production in September 2015 2015 due our inability to pay the properties operator. Production resumed in October when we raised additional financing to cover these operating and other business expenses. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the nine months ended September 30, 2015 and 2014 was $103,788 and $297,756, respectively.  The decrease in operating expenses was due to lower production in 2015 and a refund of $33,223 received from our former operator during the quarter ended March 31, 2015.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2015 and 2014 were $20,823,143 and $29,827,503, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $670,000, $14,647,000, and $5,028,000 in professional fees, consulting fees and compensation, respectively for the nine months ended September 30, 2015.  We recognized approximately $379,000, $19,052,000, and $3,563,000 in professional fees, consulting fees and compensation, respectively for the nine months ended September 30, 2014.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  During the nine months ended September 30, 2015, we recorded compensation expense of $4,476,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.  Also, during the nine months ended September 30, 2015, we recognized costs of $6,293,200 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market.   In addition, during the nine months ended September 30, 2015, we recorded consulting fees of approximately $8,036,000 associated with the issuance of warrants for consulting services.  During the nine months ended September 30, 2014 we recorded consulting expense of $13,415,000 related to the amended GEM warrants, $1,583,000 related to the DVBRI warrants and $6,404,000 related to the BAS warrants.  During the nine months ended September 30, 2014, we recorded compensation expense of $968,000 related to options that were issued to our CEO in June 2013 and vesting through June 2014 and we recorded expense of $2,238,000 related to options that were issued to our CEO in August 2014 and vesting through June 2015.

Structuring fee

During the nine months ended September 30, 2015, we recorded a charge to earnings related to a structuring fee of $4 million due to GEM Global Yield Fund.  There was no such charge during the nine months ended September 30, 2014.

Acquisition termination fee

During the nine months ended September 30, 2015, we recorded a charge to earnings of $5.5 million related to the Parent Termination Fee associated with our proposed acquisition of Dune.  There was no such charge during the nine months ended September 30, 2014.

Other income (expenses)

For the nine months ended September 30, 2015, net other income was $1,182,721 consisting of interest and finance costs of $3,058,976 and a gain on change in fair value of derivative liability of $4,241,697.   Interest and financing costs for the nine months ended September 30, 2015 includes a charge of $2,523,398 related to the Sixth Amendment of the LowCal agreement related to the issuance of 75,000 shares of common stock, the issuance of 500,000 warrants and the modification of the terms of previously issued warrants. During the nine months ended September 30, 2014, net other expenses consisted primarily of interest and finance costs of $21,782,217, loss debt extinguishment of $38,182,006 and a gain on change in fair value of derivative liability of $3,641,711.  The decrease in interest and finance costs is primarily due to the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with the LowCal financing incurred during the nine months ended September 30, 2014.  The loss on debt modification is due to the 1,775,000 warrants issued per the Clouding settlement agreement with a fair value of approximately $26,300,000 and the reduction in the conversion price from $4 to $2.50 for the LowCal loan with a fair value of approximately $11,300,000.  The adjustment to fair value of derivative liabilities is due to the change in fair value of the 1,775,000 warrants, which were recorded as derivative liabilities due to the anti-dilution provisions.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of September 30, 2015, we had cash in the amount of $1,749. At September 30, 2015, we had total liabilities of $29,096,959. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities.

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

To finance our operations, we have recently issued the following notes:

On January 13, 2015, the Company and LowCal amended the Loan Agreements, including the LowCal Loan still in the principal balance of $5,000,000, and entered into a new unsecured Second LowCal Note in the principal amount of $3,250,000, with interest at 10% per annum, $750,000 of which was advanced to the Company in 2014 and was recognized as included in the principal amount of the Second LowCal Note. Also as of January 13, 2015, LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward. As amended, there was no remaining accrued and outstanding interest on the LowCal Loan. The Company recorded the terms and provisions of these transactions on the Company’s financial statements as of the year ended December 31, 2014, including the recording of the Second LowCal Note in the principal amount of $3,250,000 and a loss on debt extinguishment of $1,832,576.

On August 14, 2015, the LowCal Agreements were amended again, and the exercise price of the original 500,000 warrants was reduced from $4.00 per share to $2.00 per share, and the expiration date of the warrants was extended from August 14, 2018 to January 1, 2019.  On August 14, 2015, the Company also issued to LowCal 75,000 restricted shares of its common stock, as well as an additional warrant to purchase 500,000 shares of restricted common stock of the Company at an exercise price of $2.00, vesting immediately and expiring January 1, 2019.

As amended, the maturity dates of both the LowCal Loan and the Second LowCal Note are January 1, 2016. The Second LowCal Note must also be repaid upon the earlier to occur of: (i) the Company closing certain potential acquisition transactions, or (ii) the Company closing a financing for a minimum of $20,000,000. The parties agreed that, upon repayment in full of the Second LowCal Note, LowCal will forever release, cancel and terminate all of its mortgages and any other liens against the Company.

On April 15, 2015 we issued an unsecured promissory note to Clearview Partners II, LLC.  The promissory note has a principal amount of $150,000, with an interest rate of 10% per annum.  Effective September 15, 2015, the Company and Clearview executed a letter agreement extending the maturity date of the unsecured promissory note from September 15, 2015 to January 31, 2016.

Also, on April 15, 2015 through August 5, 2015, we issued a series of unsecured promissory notes to Plethora for an aggregate amount of $870,000, with an interest rate of 10% per annum and due on September 15, 2015 through January 1, 2016.   Effective September 15, 2015, Plethora and the Company entered into a letter agreement extending the maturity date for the note due September 15, 2015, to January 1, 2016.  Nikolas Konstant, our CFO and Chairman of the Board is the sole member and manager of Plethora.  During the nine months ended September 30, 2015, $201,540 of the April 15, 2015 note was repaid. At September 30, 2015, the aggregate balance due under the promissory notes was $668,460.

In October 2015, we issued another series of unsecured promissory notes to Plethora for an aggregate total of $650,000, all with an interest rate of 10% per annum and due on January 1, 2016.

On November 5, 2015, the Company issued an unsecured promissory note to John Linton for $30,000, with an interest rate of 4% per annum and due on April 1, 2016.

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

In connection with the asserted claim by Dune of the alleged breach of contract by the Company of the Dune Merger Agreement, upon a termination of such agreement, a demand letter was received from Dune on March 4, 2015 demanding payment of $5.5 million in the form of the Parent Termination Fee, plus additional costs and expenses which were undefined.  The Company has recorded this liability of $5.5 million as of September 30, 2015. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $949,921 and $1,095,997 for the nine months ended September 30, 2015 and 2014, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $0 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

Financing Activities

Net cash provided by financing activities was $818,460 and $1,075,000 for the nine months ended September 30, 2015 and 2014, respectively. Cash generated from financing activities for the nine months ended September 30, 2015 was primarily from issuing promissory notes to related and unrelated parties totaling of $1,020,000 offset by repayment of related party promissory notes of $201,540.  Cash generated from financing activities for the nine months ended September 30, 2014 was primarily from issuing our convertible notes of $1,500,000 offset by repayment of short term notes payable of $425,000.

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

On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were ineffective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2015, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2015, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:
•	Lack of an independent audit committee;
•	Lack of formal approval policies by the Board of Directors;
•	Lack of adequate oversight over individuals responsible for certain key control activities;
•	Insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations;
•	An insufficient number of personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company’s financial reporting requirements.

The Company intends to remedy these material weakness by hiring additional employees, officers, and perhaps directors, and reallocating duties, including responsibilities for financial reporting, among our officers, directors and employees as soon as there are sufficient resources available. However, until such time, this material weakness will continue to exist.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

Babcock Lease

The Company has been made aware that a complaint has been filed against the Company and Nikolas Konstant by an entity alleging to be the landlord of the Babcock Lease. The complaint purportedly asks for $149,625 in unpaid rent and late fees for the Babcock Lease, although the Company has not yet been served with a copy of the complaint. The Company denies any breach or the Babcock Lease or other wrongdoing on its part. The Company has been made aware that on September 15, 2015 the case was dismissed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter, on July 23, 2015, Hahn received 2,000 restricted shares of the Company’s common stock.

On August 14, 2015, the Company amended the LowCal Agreements with LowCal. Pursuant to the terms of the amendment, the Company issued to LowCal 75,000 restricted shares of its common stock.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 that was extended to June 15, 2015 and includes an exit fee of $30,000.   The principal balance of this note outstanding was $100,000 as of September 30, 2015 and December 31, 2014.  The note is currently in default.

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
10.1
Unsecured Promissory Note dated May 22, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC (filed as Exhibit 10.3 to the Form 10-Q filed with the Securities and Exchange Commission by Eos Petro, Inc. on August 17, 2015)

10.2
Unsecured Promissory Note dated July 13, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC (filed as Exhibit 10.4 to the Form 10-Q filed with the Securities and Exchange Commission by Eos Petro, Inc. on August 17, 2015)

10.3
Unsecured Promissory Note dated August 5, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC (filed as Exhibit 10.5 to the Form 10-Q filed with the Securities and Exchange Commission by Eos Petro, Inc. on August 17, 2015)

10.4
Unsecured Promissory Note dated August 5, 2015 from Eos Petro, Inc. payable to DVIBRI, LLC (as assigned to Plethora Enterprises, LLC) (filed as Exhibit 10.6 to the Form 10-Q filed with the Securities and Exchange Commission by Eos Petro, Inc. on August 17, 2015)

10.5
Sixth Amendment to the LowCal Agreements, dated August 14, 2015, by and between Eos Petro, Inc., LowCal Industries, LLC, Eos Global Petro, Inc. and LowCo [EOS/Petro], LLC (filed as Exhibit 10.7 to the Form 10-Q filed with the Securities and Exchange Commission by Eos Petro, Inc. on August 17, 2015)

10.6	Letter Agreement with Vicki P. Rollins effective June 30, 2015 (filed as Exhibit 10.8 to the Form 10-Q filed with the Securities and Exchange Commission by Eos Petro, Inc. on August 17, 2015)
10.7	Letter Agreement with Vatsala Sharma effective June 30, 2015 (filed as Exhibit 10.9 to the Form 10-Q filed with the Securities and Exchange Commission by Eos Petro, Inc. on August 17, 2015)
10.8	Unsecured Promissory Note dated October 12, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC*
10.9	Unsecured Promissory Note dated October 20, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC*
10.10	Unsecured Promissory Note dated October 27, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC*

10.11	Letter Agreement with Plethora Enterprises, LLC, effective September 15, 2015, Extending Maturity Date of Unsecured Promissory Note*
10.12	Letter Agreement with Clearview Partners II, LLC, effective September 15, 2015, Extending Maturity Date of Unsecured Promissory Note*
10.13	Payoff Agreement with Vicki P. Rollins dated October 23, 2015*
10.14	Unsecured Promissory Note dated November 5, 2015 from Eos Petro, Inc. payable to John Linton*
31.1	Section 302 Certification of Principal Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS PETRO, INC. a Nevada corporation

Date: November 16, 2015	By:	/s/ MARTIN B. ORING
Martin B. Oring
President and Chief Executive Officer

Date: November 16, 2015	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer