Form 10-K
period 2015-12-31
Eos Petro, Inc.
filed 2016-03-30
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53246

Eos Petro, Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0550353 (I.R.S. Employer Identification No.)
1999 Avenue of the Stars, Suite 2520 Los Angeles, California 90067 (Address of principal executive offices) (Zip Code)
(310) 552-1555 (Registrant's telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price of the registrant's common stock on the OTC Bulletin Board as of the last business day of the registrant's most recently completed second fiscal quarter was $51,212,102.

The number of shares of the registrant's common stock, $0.0001 par value per share, outstanding as of March 30, 2016 was 48,217,882.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION
This annual report on Form 10-K (this "Report"), the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute "forward looking statements" that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as December 31, 2015. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Report and those reports, statements, information and announcements address activities, events or developments that Eos Petro, Inc. ("Company"), (together with its two wholly-owned subsidiaries, Eos Global Petro, Inc., a Delaware corporation ("Eos"), and Eos Merger Sub, Inc., a Delaware corporation ("Eos Delaware"); and Eos' own two subsidiaries, Plethora Energy, Inc., a Delaware corporation ("Plethora Energy"), and EOS Atlantic Oil & Gas Ltd., a Ghanaian limited liability company ("EAOG"); and Plethora Energy's subsidiary, Plethora Bay Oil & Gas Ltd., a Ghanaian corporation ("PBOG"), herein after referred to as "we," "us," "our," or "our Company" unless the context otherwise requires) expects or anticipates, will or may occur in the future.

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

Historical Development

On October 12, 2012, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), entered into by and between the Company, Eos, and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Company Merger Sub"), Company Merger Sub merged into Eos, with Eos being the surviving entity (the "Merger"). As a result of the Merger, Eos became a wholly-owned subsidiary of the Company. Upon the closing of the Merger, each issued and outstanding share of common stock of Eos was automatically converted into the right to receive one share of our Series B convertible preferred stock ("Series B Preferred Stock"), effectively resulting in the former stockholders of Eos owning approximately 93% of the then outstanding shares of our common stock (including shares of Series B Preferred Stock convertible into shares of our common stock) and the holders of our previously outstanding debt and outstanding shares of our common stock owned the balance.

After the Merger, Plethora Enterprises, LLC ("Plethora Enterprises"), a company wholly-owned by our CFO and Chairman of the Board, Nikolas Konstant, acquired control of the Company, holding 32,500,100 shares of our Series B Preferred Stock representing approximately 73% of our outstanding voting securities as of December 31, 2012.

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named "Cellteck, Inc.") by filing an amendment to its articles of incorporation (the "Amendment") with the Nevada secretary of state after the name change was approved at a special meeting of the stockholders of the Company held on May 6, 2013.

The Amendment also effectuated a reverse stock split of the outstanding shares of common stock of the Company held by stockholders with 2,000 or more aggregate shares of common stock at an exchange ratio of 1-for-800, accompanied by a cash distribution of $0.025 per share to all of the Company's common stockholders with less than 2,000 shares of common stock in the aggregate, in exchange for and in cancellation of their shares of common stock (the "Stock Split"). This Stock Split triggered the automatic conversion of all 45,275,044 issued and outstanding shares of Series B Preferred Stock of the Company into 45,275,044 shares of common stock of the Company. The name change and Stock Split became effective on May 21, 2013.

Hereinafter, all references throughout this Report to securities of the Company will be referenced as post-split common shares, unless the context specifically otherwise requires, so that references to shares or common stock will be to post-split common shares instead of shares of Series B Preferred Stock.

Our Company was organized in British Columbia during 1996. Eos was incorporated in Delaware on May 2, 2011. On June 6, 2011, Eos acquired a 100% working interest and 80% net revenue interest in five oil and gas leases in an approximately 510 acre tract of land located in Albion in Edwards County, Illinois (the "Works Property"), which have historically produced oil since 1940.

The Company has two wholly-owned subsidiaries, Eos and Eos Delaware (which was formed for a potential merger with Dune Energy, Inc., discussed further below). Eos itself also has two subsidiaries: Plethora Energy, a wholly-owned subsidiary of Eos, and EAOG, which is also 10% owned by one of our Ghanaian-based third party consultants. Plethora Energy also owns 90% of PBOG, which is also 10% owned by the same Ghanaian-based consultant. Eos, Eos Delaware, PBOG, Plethora Energy and EAOG are collectively referred to as the Company's "Subsidiaries."

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

We have an agreement with a consultant to help us obtain rights in Africa. Eos' wholly-owned subsidiary, Plethora Energy, is presently focusing on obtaining rights to one oil concession located off the coast of Ghana. Laws in Ghana require that any application for a Ghanaian oil concession come from a Ghanaian company, so we also formed EAOG to pursue other concessions in Ghana. We have also formed PBOG. No assurance can be given that any concession application will be approved. If a concession is approved, pursuant to a letter agreement dated September 5, 2011, DCOR, a company engaged in the development, exploration and production of oil and natural gas, could elect to receive a 10% ownership interest in the concession and will serve as operator. If DCOR elects not to acquire the 10% interest, then the agreement shall terminate and be of no further force and effect.

Oil and Gas Interests at the Works Property

Disclosure of Reserves

The following table provides evaluation information on all 700 acres of the Works Property as of December 31, 2015 from the February 17, 2016 reserve evaluation from Hahn Engineering, Inc. ("Hahn Engineering"):

	Proved Developed (a)		Proved (b)	Total Proved (c), (d)
	Producing	Non-Producing	Undeveloped Undrilled	Proved
Gross Reserves
Oil-Barrels (e)	18,120	28,032	215,740	261,882
Net Reserves
Oil-Barrels (e)	14,496	22,418	172,592	209,506

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

Controls Over Reserve Estimates

The preparation of the reserve evaluations were internally overseen and reviewed by Mr. John Hogg, one of the Company's directors. Mr. Hogg has over three decades of oil exploration and operations expertise, both in government negotiations and direct domestic negotiations, as well as in both onshore and offshore hydrocarbon projects. Mr. Hogg holds a B.Sc. in Geology from McMaster University and is registered as a Professional Geologist in Canada and a Qualified Reserves Evaluator, under Canadian National Instrument Standards, responsible for reserves reporting to exchanges in Canada. Mr. Hogg's qualifications are more fully discussed below under the section entitled "Directors, Executive Officers and Corporate Governance."

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

All of the information regarding the Works Property reserves in this report is derived from Hahn Engineering's February 17, 2016 reserve report, which is filed as Exhibit 99.1 to this Report.

Oil and Gas Production, Production Prices and Production Costs

For the fiscal year ended December 31, 2013, the Works Property produced approximately 6,742 net barrels of oil, for which the average sales price per barrel produced was $88. For the fiscal year ended December 31, 2014, the Works Property produced approximately 8,779 net barrels of oil, for which the average sales price per barrel produced was $87. For the fiscal year ended December 31, 2015, the Works Property produced approximately 4,847 net barrels of oil, for which the average sales price per barrel produced was $43.

For the fiscal year ended December 31, 2013, we estimate an average production cost per unit of oil of $62, our operating expenses for the fiscal year ended December 31, 2013 were $354,046 and our total production costs were $401,642.

For the fiscal year ended December 31, 2014, we estimate an average production cost per unit of oil of $49, our operating expenses for the fiscal year ended December 31, 2014 were $353,050 and our total production costs were $427,076.

For the fiscal year ended December 31, 2015, we estimate an average production cost per unit of oil of $32, our operating expenses for the fiscal year ended December 31, 2015 were $87,830 and our total production costs were $148,093.

Oil and Gas Properties, Wells, Operations and Acreage

As of December 31, 2013, the Works Property had 6 productive oil wells, and had 8 productive wells in 2014 and 2015 over its approximately 700 acres. Of those 700 acres, there were 496 net and gross developed acres and 200 net and gross undeveloped acres as of December 31, 2015, 2014 and 2013.

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

Present Activities; Drilling and Other Exploratory and Development Activities

During 2013, we drilled three new wells and previously anticipated drilling three additional wells during 2015, but did not do so due to the declining price of oil.

Our oil and gas properties are subject to royalties and other customary outstanding interests. Our properties are also subject to an operating agreement, current taxes and insurance payments. Our properties have also been subject to certain liens, mortgages and other security interests. We do not believe that any of these burdens will materially interfere with the use of our properties.

On July 10, 2014 we entered into an operator agreement with James E. Blumthal ("Blumthal") to perform the services in connection with the production and sale of crude oil generated at the Works Property. We sell our crude oil and condensate obtained from the Works Property to Countrymark Refining and Logistics, LLC ("Countrymark"). We sell to Countrymark at prevailing daily market prices, which normally incorporate regional differentials that include but are not limited to transportation costs and adjustments for product quality.

Additional information regarding our profits and total assets can be found in the financial statements under Item 8 of this Report.

Safe Cell Tab Segment

Following the Merger, the Company's principal focus shifted to the oil and gas business. The Safe Cell Tab segment of our business was discontinued in 2013, and we have abandoned the assets after settling Safe Cell Tab related liabilities. Thus, this Report will not disclose separate information for the Safe Cell Tab segment.

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

The market price for crude oil is significantly affected by policies adopted by the member nations of the Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. We are unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil.

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
Risks Attendant to Foreign Operations

As discussed elsewhere herein, in 2016, we anticipate that a portion of our operations will be attributable to operations in foreign countries. International operations are subject to foreign economic and political uncertainties and risks as disclosed more freely in the Report. Unexpected and adverse changes in the foreign countries in which we may operate in could result in economic disruptions, increased costs and potential losses. Our business is subject to fluctuations in demand and to changing domestic and international economic and political conditions which are beyond our control.

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

Moreover, changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time. Increased scrutiny of our industry may also occur as a result of the Environmental Protection Agency's ("EPA")  2011-2016 National Enforcement Initiative, "Assuring Energy Extraction Activities Comply with Environmental Laws," through which EPA will address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health or the environment. Stricter laws, regulations or enforcement policies could significantly increase our compliance costs and negatively impact our production and operations, which could have a material adverse effect on our results of operations and cash flows.

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

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production. The U.S. Congress has considered legislation to subject hydraulic fracturing operations to federal regulation and to require the disclosure of chemicals used by us and others in the oil and gas industry in the hydraulic fracturing process. The EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel under the federal Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where EPA is the permitting authority. A number of federal agencies are also analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA is conducting a comprehensive research study to investigate the potential adverse environmental impacts of hydraulic fracturing, including on water quality and public health. The EPA released a progress report outlining work currently underway on December 21, 2012. A draft report that compiles the results of various research projects was released in 2015 for peer review and comment. These ongoing or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other regulatory mechanisms. President Obama has created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources. In addition, the EPA announced its intention to propose regulations in 2015 under the federal Clean Water Act to regulate waste water discharges from hydraulic fracturing and other natural gas production.

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

Employees

As of December 31, 2015, the Company had three employees, one full-time employee and two part-time employees who are also executive officers. We also work with a variety of consultants.

Available Information

We are subject to the informational requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, we file annual, quarterly and other reports and information with the SEC. You may read and copy these reports and other information we file at the SEC's public reference room at 100 F Street, NE., Washington, D.C. 20549 on official business days from 10:00 am until 3:00 pm. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Our filings are also available to the public from commercial document retrieval services and the Internet worldwide website maintained by the Securities and Exchange Commission at www.sec.gov. You may also request copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC by requesting copies of such reports in writing. Such written requests should be directed to our corporate secretary and sent to our executive offices at the address set forth below. Such reports and material are also available free of charge through our website as soon as reasonably practicable after we electronically file such reports and material with the SEC, although please note that our website is not incorporated by reference into this report and is included as an inactive textual reference only. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

The Works Property has five currently producing wells, constituting our total production for the year ended December 31, 2015. In addition, at December 31, 2015, our total net proved reserves were attributable to the fields on the Works Property. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected. In addition, any expansion of operations and corresponding revenue from the Works Property will require a significant and capital expense that the Company currently does not have.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operation.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development. We cannot assure you that we will be successful in addressing the risks we may encounter, and our failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future operating results will depend on many factors, including:
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

We have entered into certain loan agreements with our secured lenders with respect to outstanding obligations owing to these lenders. As of December 31, 2015, there was due and owing to these lenders the principal sum of $8,850,000. We can give no assurance that we will be able to fulfill the obligations created under such loan agreements on a timely basis or at all. If we do not comply with any or all of the conditions of the loan agreements, our secured lenders may declare us in default of such agreements. If any of our lenders declares their respective loan agreement in default, we may be forced to discontinue operations, and stockholders may lose their entire investment.

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

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the required capital by other means. If we do not succeed in raising additional capital, our resources may be insufficient to fund our planned operations in 2016 or thereafter.

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

Our auditors have expressed substantial doubt about our ability to continue as a "going concern." Accordingly, there is significant doubt about our ability to continue as a going concern.

Our business revenues in 2015 did not exceed our operating costs, and we may never become profitable. A significant amount of capital will be necessary to advance the development of our business to the point at which it will become commercially viable. If we continue incurring losses and fail to achieve profitability, we may have to cease our operations.

We estimate that within the next 12 months, we will need substantial cash and liquidity for operations and to fund other commitments, and we do not have sufficient cash on hand or liquidity to meet this requirement. Although we are seeking additional sources of debt or equity financings, there can be no assurance that we will be able to obtain any additional financings. If we are unable to obtain new financings, we may not be able to earn profits and may not be able to continue our operations.

There is limited history upon which to base any assumption as to the likelihood that we will prove successful, and we may not be able to continue to generate sufficient operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our financial condition raises substantial doubt that we will be able to continue as a "going concern," and our independent auditors included a statement regarding this uncertainty in their report on our financial statements as of December 31, 2015. If we cannot continue as a "going concern," you may lose your entire investment in us.

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

We intend to make substantial capital expenditures for the acquisition, exploitation, development, exploration and production of oil and gas reserves. Historically, we have financed these expenditures primarily with debt. During 2016 we expect to continue to participate in the further exploration and development projects at the Works Property leases in Illinois. However, if lower oil and gas prices, operating difficulties or declines in reserves result in our revenues being less than expected or limit our ability to borrow funds we may have a limited ability, particularly in the current economic environment, to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that additional debt or equity financing or cash generated by operations will be available to meet these requirements. It is possible that we may raise capital for these purposes in the form of the sale of common stock or in convertible debt securities which could lead to significant dilution of our existing shareholders.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates included in this Report are based on various assumptions required by the SEC, including unescalated prices and costs and capital expenditures subsequent to December 31, 2015, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves incorporated by reference in this document. In addition, our reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data.

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
• Potential non-compliance with a wide variety of laws and regulations, including the United States Foreign Corrupt Practices Act ("FCPA") and similar non-United States laws and regulations;
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
• the diversion of management's attention from other business concerns;
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
• the diversion of management's attention from other business concerns; and
• losses of key employees at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly.

We require subcontractors and suppliers to assist us in providing certain services, and we may be unable to retain the necessary consultants, subcontractors or obtain supplies to complete certain projects adversely affecting our business.

We use and intend to continue to use consultants and subcontractors to perform portions of our oil production and to manage workflow. We are currently dependent on Blumthal for the Works Property production. However, general market conditions may limit the availability of subcontractors to perform portions of our requirements causing delays and increases in our costs, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

In an interpretative guidance on climate change disclosures, the SEC has indicated that climate change could have an effect on the severity of weather (including hurricanes and floods), sea levels, the arability of farmland, and water availability and quality. If such effects were to occur, our exploration and production operations have the potential to be adversely affected. Potential adverse effects could include damages to our facilities from powerful winds or rising waters in low-lying areas, disruption of our production activities either because of climate-related damages to our facilities in our costs of operation potentially arising from such climatic effects, less efficient or non-routine operating practices necessitated by climate effects or increased costs for insurance coverage in the aftermath of such effects. Significant physical effects of climate change could also have an indirect effect on our financing and operations by disrupting the transportation or process-related services provided by midstream companies, service companies or suppliers with whom we have a business relationship. We may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change. In addition, our hydraulic fracturing operations require large amounts of water. Should climate change or other drought conditions occur, our ability to obtain water in sufficient quality and quantity could be impacted and in turn, our ability to perform hydraulic fracturing operations could be restricted or made more costly.

From time to time we may hedge a portion of our production, which may result in our making cash payments or prevent us from receiving the full benefit of increases in prices for oil and gas.

We may reduce our exposure to the volatility of oil and gas prices by hedging a portion of our production. Conversely, hedging prevents us from receiving the full advantage of increases in oil or gas prices above the maximum fixed amount specified in the hedge agreement.  In a typical hedge transaction, we have the right to receive from the hedge counterparty the excess of the maximum fixed price specified in the hedge agreement over a floating price based on a market index, multiplied by the quantity hedged. If the floating price exceeds the maximum fixed price, we must pay the counterparty this difference multiplied by the quantity hedged even if we had insufficient production to cover the quantities specified in the hedge agreement. Accordingly, if we have less production than we have hedged when the floating price exceeds the fixed price, we will be liable to the counterparty for such difference.

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

In recent years, the Obama administration's budget proposals and other proposed legislation have included the elimination of certain key U.S. federal income tax incentives currently available to oil and gas exploration and production. If enacted into law, these proposals would eliminate certain tax preferences applicable to taxpayers engaged in the exploration or production of natural resources. These changes include, but are not limited to (i) the repeal of the percentage depletion allowance for oil and gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, (iii) the elimination of the deduction for U.S. production activities and (iv) the increase in the amortization period from two years to seven years for geophysical costs paid or incurred in connection with the exploration for or development of, oil and gas within the United States. It is unclear whether any such changes will be enacted or how soon any such changes would become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could negatively affect our financial condition and results of operations.

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

We sell our crude oil and condensate obtained on the Works Property to Countrymark, and the price we receive for our crude oil and condensate is not covered by any agreement. We sell to Countrymark at prevailing daily, and traditionally volatile, market prices, which normally incorporate regional differentials that include but are not limited to transportation costs and adjustments for product quality. Countrymark is not required to acquire specific amounts of crude oil and condensate, and may cease purchases on relatively short notice. The loss of Countrymark as a purchaser could have a material adverse effect on our business, financial condition and results of operations.

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
• Insufficient personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations; and
• Insufficient personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company's financial reporting requirements.
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

Our common stock may be deemed a "penny stock," which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Exchange Act. The penny stock rules apply to non-Nasdaq listed companies whose common stock trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquires of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers will in to act as market makers in such securities is limited.

Shares of the Company's common stock may continue to be subject to price volatility and illiquidity because the shares are thinly traded and may never become eligible for trading on a national securities exchange. While the Company may at some point be able to meet the requirements necessary for its common stock to be listed on a national securities exchange, the Company cannot assure investors or potential investors that it will ever achieve a listing of its common stock. Initial listing is subject to a variety of requirements, including minimum asset values, minimum revenue, minimum trading price and minimum public ''float" requirements. There are also continuing eligibility requirements for companies listed on public trading markets. If the Company is unable to satisfy the initial or continuing eligibility requirements of any such market, then its stock may not be listed or could be delisted. This could result in a lower trading price for the Company's common stock and may limit investors ability to sell their shares, any of which could result in losing some or all of their investment.

Our Chairman of the Board has control over key decision making as a result of his control of a majority of our voting stock.

Nikolas Konstant, our Chairman and CFO, exercises voting rights with respect to an aggregate of 26,267,100 shares of our common stock, which represents approximately 54.6% of the voting power of our outstanding capital stock as of March 30, 2016. As a result, Mr. Konstant has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the shares of common stock and might harm the market price of our common stock. In addition, Mr. Konstant has the ability to control the management and major strategic investments of our company as a result of his positions and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Konstant owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Konstant owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Konstant is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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

Our common stock is thinly traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that, even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company, such as us, or purchase or recommend the purchase of our common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your common stock at or near ask prices or at all.

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

Currently, Rule 144 under the Securities Act permits the public resale of securities under certain conditions after a six or twelve month holding period by the seller, including requirements with respect to the manner of sale, sales volume restrictions, filing requirements and a requirement that certain information about the issuer is publicly available (the "Rule 144 resale conditions"). At the time that stockholders intend to resell their shares under Rule 144, there can be no assurances that we will be subject to the reporting requirements of the Exchange Act or, if so, current in our reporting requirements under the Exchange Act, in order for stockholders to be eligible to rely on Rule 144 at such time. In addition to the foregoing requirements of Rule 144 under the federal securities laws, the various state securities laws may impose further restrictions on the ability of a holder to sell or transfer the shares of common stock.

If we are, or were, a U.S. real property holding corporation, non-U.S. holders of our common stock or other security convertible into our common stock could be subject to U.S. federal income tax on the gain from the sale, exchange, or other disposition of such security.

If we are or ever have been a U.S. real property holding corporation (a "USRPHC") under the Foreign Investment Real Property Tax Act of 1980, as amended ("FIRPTA") and applicable United States Treasury regulations (collectively, the "FIRPTA Rules"), unless an exception described below applies, certain non-U.S. investors in our common stock (or options or warrants for our common stock would be subject to U.S. federal income tax on the gain from the sale, exchange or other disposition of shares of our common stock (or such options or warrants), and such non-U.S. investor would be required to file a United States federal income tax return. In addition, the purchaser of such common stock, option or warrant would be required to withhold from the purchase price an amount equal to 10% of the purchase price and remit such amount to the U.S. Internal Revenue Service.

In general, under the FIRPTA Rules, a company is a USRPHC if its interests in U.S. real property comprise at least 50% of the fair market value of its assets. If we are or were a USRPHC, so long as our common stock is "regularly traded on an established securities market" (as defined under the FIRPTA Rules), a non-U.S. holder who, actually or constructively, holds or held no more than 5% of our common stock is not subject to U.S. federal income tax on the gain from the sale, exchange, or other disposition of our common stock under FIRPTA. In addition, other interests in equity of a USRPHC may qualify for this exception if, on the date such interest was acquired, such interests had a fair market value no greater than the fair market value on that date of 5% of our common stock. Any of our common stockholders (or owners of options or warrants for our common stock) that are non-U.S. persons and own or anticipate owning more than 5% of our common stock (or, in the case of options or warrants, of a value greater than the fair market value of 5% of our common stock) should consult their tax advisors to determine the consequences of investing in our common stock (or options or warrants). We have not conducted a formal analysis of whether we are or have ever been a USRPHC.

Our anti-takeover provisions or provisions of Nevada law, in our articles of incorporation and bylaws and the common share purchase rights that accompany shares of our common stock could prevent or delay a change in control of us, even if a change of control would benefit our stockholders.

The Nevada Revised Statutes contain provisions governing the acquisition of a controlling interest in certain publicly held Nevada corporations (the "Control Share Acquisition Statute").  The Control Share Acquisition Statute provides generally that any person that acquires 20% or more of the outstanding voting shares of certain publicly held Nevada corporations, such as us, in the secondary public or private market must follow certain formalities before such acquisition or they may be denied voting rights, unless a majority of the disinterested stockholders of the corporation elects to restore such voting rights in whole or in part. The Control Share Acquisition Statute also provides that a person acquires a "controlling interest" whenever a person acquires shares of a subject corporation that, but for the application of these provisions of the Nevada Revised Statutes, would enable that person to exercise (1) one-fifth or more, but less than one-third, (2) one-third or more, but less than a majority or (3) a majority or more, of all of the voting power of the corporation in the election of directors. The Control Share Acquisition Statute generally applies only to Nevada corporations with at least 200 stockholders, including at least 100 stockholders of record who are Nevada residents, and which conduct business directly or indirectly in Nevada. Our Bylaws provide that the provisions of the Control Share Acquisition Statute apply to the acquisition of a controlling interest in us, irrespective of whether we have 200 or more stockholders of record, or whether at least 100 of our stockholders have addresses in the State of Nevada appearing on our stock ledger. These laws may have a chilling effect on certain transactions if our articles of incorporation or Bylaws are not amended to provide that these provisions do not apply to us or to an acquisition of a controlling interest, or if our disinterested stockholders do not confer voting rights in the control shares.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties.
Principal Offices

On December 27, 2012, Eos entered into an office lease for 3,127 square feet of space located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California with an unaffiliated third party. This space is used as our principal office. The lease terminates on April 30, 2017. The monthly rental for 2015 was $16,104.

The Works Property

On June 6, 2011 Eos acquired a 100% working interest and 80% net revenue interest in the Works Property, which consists of five land leases in Edwards County, Illinois and which have historically produced oil since 1940.

Item 3. Legal Proceedings.
From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

Merger Agreement with Dune Energy, Inc.

On September 17, 2014 we entered into an Agreement and Plan of Merger (the "Dune Merger Agreement") with Dune Energy, Inc., a Delaware corporation ("Dune"), and Eos Delaware. Pursuant to the Dune Merger Agreement, and on the terms and subject to the conditions described therein, Eos Delaware agreed to conduct a cash tender offer to purchase all of Dune's issued and outstanding shares of common stock, par value $0.001 per share (the "Dune Shares"), at a price of $0.30 per Dune Share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement. Due to the severe decline in oil prices, our sources of capital for the merger and tender offer were withdrawn, and we were unable to proceed to complete the merger and tender described in the Dune Merger Agreement on the terms originally negotiated. After a series of amendments to the Dune Merger Agreement while the parties continued to try to negotiate financing terms, the tender offer ultimately expired on February 27, 2015. Subsequently, on March 4, 2015, Dune provided us with notice of its decision to terminate the Dune Merger Agreement in accordance with Section 8.1(c)(i) of the Dune Merger Agreement, and demanded the Parent Termination Fee (as defined in the Dune Merger Agreement) of $5,500,000 in cash, and reimbursement for certain unidentified expenses incurred by Dune. Dune has threatened to bring litigation to collect these amounts in connection with its contention that the Company breached the Dune Merger Agreement and is entitled to the breakup fee set forth in the Dune Merger Agreement. We do not believe that we have liability for the break-up fee and we intend to vigorously defend ourselves in an action is brought.

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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder matters and Issuer Purchases of Equity Securities
Common Stock Market Information

Our common stock is quoted on the OTCBB. It was quoted under the symbol "CLTK" from October 30, 2008, the date we had our 15c2-11 approval, until February 15, 2013, when we changed our symbol to "EOPT." Trading in our common stock has not been extensive and such trades cannot be characterized as constituting an active trading market. The following is a summary of the high and low closing prices of our common stock on the OTCBB during the periods presented, as reported on the website of the OTCBB Stock Market. Such prices represent inter-dealer prices, without retail mark-up, mark down or commissions, and may not necessarily represent actual transactions:

As of March 30, 2016, we had 48,217,882 shares of common stock and 321 stock holders of record. These holders of record include depositories that hold shares of stock for brokerage firms, which in turn hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2015 and 2014.

	Closing Sale Price
	High	Low

Year Ended December 31, 2015
Fourth Quarter	$4.00	$2.98
Third Quarter	$4.15	$1.50
Second Quarter	$5.10	$2.50
First Quarter	$7.00	$3.40

Year Ended December 31, 2014
Fourth Quarter	$14.50	$6.50
Third Quarter	$15.05	$12.95
Second Quarter	$17.00	$12.50
First Quarter	$19.50	$8.00

Dividends

We have not declared any dividends in the two most recent fiscal years and we do not plan to declare any dividends in the foreseeable future. There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:
• we would not be able to pay our debts as they become due in the usual course of business; or
• our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.
Recent Sales of Unregistered Securities

None.

Performance Graph

The following Performance Graph and related information shall not be deemed to be filed with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return to holders of the Company's common stock during the period commencing December 31, 2009 and ending December 31, 2015. The return is compared to the cumulative total return during the same period achieved on the NASDAQ Composite Index and a peer group index selected by our management that includes three public companies within our industry (the "Peer Group"). The Peer Group is composed of Magnum Hunter Resources Corp., Cobalt International Energy, Inc., and Athlon Energy, Inc. The companies in the Peer Group were selected because they comprise a broad group of publicly held corporations, each of which has some operations similar to ours. When taken as a whole, management believes the Peer Group more closely resembles our total business than any individual company in the group.

The returns are calculated assuming that an investment with a value of $100 was made in the Company's common stock and in each stock as of December 31, 2009. All dividends were reinvested in additional shares of common stock, although the comparable companies did not pay dividends during the periods shown. The Peer Group investment is calculated based on a weighted average of the company share prices. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.

The stock performance shown on the graph is not intended to be indicative of future stock performance.

Item 6. Selected Financial Data.
The following consolidated selected financial data is derived from the Company's audited financial statements for the periods indicated below. The following consolidated financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes included elsewhere in this report.

Statement of operations data
					From May 2, 2011
	Year Ended	Year Ended	Year Ended	Year Ended	(Inception) to
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Revenue	$208,052	$760,452	$596,405	$74,530	$30,968
Lease operating expense	(148,093)	(427,076)	(401,642)	(172,252)	(75,411)
General and administrative expenses	(27,463,607)	(30,541,198)	(15,549,982)	(1,254,277)	(1,526,007)
Structuring and termination fees	(9,500,000)	-	-	-	-
Other income (expense)	1,450,624	(48,626,084)	(11,761,424)	(571,529)	(56,898)
Net loss	$(35,453,024)	$(78,833,906)	$(27,116,643)	$(1,923,528)	$(1,627,348)
Basic and diluted loss per share	$(0.74)	$(1.68)	$(0.59)	$(0.05)	$(0.05)

Balance Sheet data
	As of December 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$1,367	$133,210	$21,951	$47,511	$-
Oil and gas properties, net	$1,062,411	$1,121,175	$1,187,555	$182,985	$151,856
Total Assets	$1,181,865	$1,411,042	$1,354,373	$359,728	$162,056

Accounts payable	$1,084,621	$148,888	$148,888	$210,568	$368,113
Accrued expenses	$1,189,545	$1,149,956	$1,169,644	$615,081	$95,822
LowCal convertible and promissory notes payable	$8,250,000	$8,250,000	$2,612,882	$-	$-
Notes payable	$1,383,000	$1,273,000	$1,108,380	$1,450,000	$241,600
Notes payable, related party	$1,208,160	$-	$-	$-	$-
Convertible notes, net	$-	$-	$250,000	$245,312	$-
Total liabilities	$29,269,391	$21,945,498	$5,530,861	$2,743,752	$745,133

Toal stockholders' deficit	$(28,087,526)	$(20,534,456)	$(4,176,488)	$(2,384,024)	$(583,077)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute "forward looking statements" that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of December 31, 2015. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named "Cellteck, Inc.").

We are presently focused on the acquisition, exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of September 30, 2015, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, and pre-development activities for existing assets.

Our continuing development of oil and gas projects will require the acquisition of land rights, mining equipment and associated consulting activities required to convert the fields into revenue generating assets. Generally, financing is available for these initial project costs where such financing is secured by the assets themselves. From time to time. however, our activities may require senior credit facilities, convertible securities and the sale of common and preferred equity at the corporate level.

In connection with our business, we will likely engage consultants with expertise in the oil and gas industries, project financing and oil and gas operations.

The financial statements included as part of this Report and the financial discussion reflect the performance of Eos and the Company, which primarily relates to Eos' Works Property oil and gas assets located in Illinois.

On September 17, 2014 we entered into the Dune Merger Agreement with Dune, and Eos Delaware agreed to conduct a cash tender offer to purchase all of Dune's issued and outstanding shares of common stock at $0.30 per share.  In addition, we agreed to provide Dune with sufficient funds to pay in full and discharge all of Dune's outstanding indebtedness and agreed to assume liability for all of Dune's trade debt, as well as fees and expenses related to the Dune Merger Agreement and transactions contemplated therein.  At the commencement of the merger and tender offer, we estimated that the total amount of cash required to complete the contemplated transactions was approximately $140 million dollars.  The tender offer was not subject to a financing contingency.  Following successful completion of the offer, Eos Delaware would have been merged into Dune, with Dune surviving as a direct wholly-owned subsidiary of the Company.

Due to the severe decline in oil prices, our sources of capital for the merger and tender offer were withdrawn, and we were unable to complete the merger and tender described in the Dune Merger Agreement on the terms originally negotiated. After a series of amendments to the Dune Merger Agreement while the parties continued to try to negotiate financing terms, the tender offer ultimately expired on February 27, 2015. After the expiration of the tender offer, Dune was notified by us that shares of Dune's common stock would be returned to the tendering stockholders.

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

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

	For the Years Ended December 31,
	2015		2014
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$208,052	100.0%	$760,452	100.0%	(552,400)	-72.6%
Lease operating expense	148,093	71.2%	427,076	56.2%	(278,983)	-65.3%
General and administrative expenses	27,463,607	13200.4%	30,541,198	4016.2%	(3,077,591)	-10.1%
Structuring fee	4,000,000	1922.6%	-	0.0%	4,000,000	N/	A
Termination fee	5,500,000	2643.6%	-	0.0%	5,500,000	N/	A
Other income (expense), net	1,450,624	697.2%	(48,626,084)	-6394.4%	50,076,708	-103.0%
Net loss	$(35,453,024)	-17040.5%	$(78,833,906)	-10366.7%	43,380,882	-55.0%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the years ended December 31, 2015 and 2014, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the years ended December 31, 2015 and 2014 was $208,052 and $760,452, respectively.  The decrease in revenues for the year ended December 31, 2015 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  For the year ended December 31, 2015, we sold 4,847 barrels at an average price of $42.92 per barrel, compared to 8,779 barrels at an average price of $86.62 per barrel for the year ended December 31, 2014.  The decrease in the barrels produced in 2015 compared to 2014 is due to shutting down the production of the wells in 2015 due to cold weather related issues in early 2015 and the shutting down of production in September 2015 due to our inability to pay the properties' operator.   Production resumed in October 2015 when we raised additional financing to cover these operating and other business expenses. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the years ended December 31, 2015 and 2014 was $148,093 and $427,076, respectively.  The decrease in operating expenses was due to lower production in 2015 and a refund of $33,223 received from our former operator during the quarter ended March 31, 2015.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2015 and 2014 were $27,463,607 and $30,541,198, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $849,000, $20,986,000, and $5,149,000 in professional fees, consulting fees and compensation, respectively, for the year ended December 31, 2015.  We recognized approximately $885,000, $23,225,000, and $5,842,000 in professional fees, consulting fees and compensation, respectively, for the year ended December 31, 2014.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  During the year ended December 31, 2015, we recorded compensation expense of $4,476,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.  Also, during the year ended December 31, 2015, we recognized costs of $12,483,200 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market.   In addition, during the year ended December 31, 2015, we recorded consulting fees of approximately $8,036,000 associated with the issuance of warrants for consulting services.  During the year ended December 31, 2014, we recorded consulting expense of $14,605,000 related to the amended warrants issued to GEM Global Yield Fund, GEM Capital, and 590 Partners Capital, LLC, (collectively, with their affiliates, "GEM"), $1,881,000 related to the warrants issued to DVIBRI, LLC ("DVIBRI") and $6,404,000 related to the BAS warrants.  During the year ended December 31, 2014, we recorded compensation expense of $968,000 related to options that were issued to our CEO in June 2013 and vesting through June 2014 and we recorded expense of $4,476,000 related to options that were issued to our CEO in August 2014 and vesting through June 2015.

 Structuring fee

During the year ended December 31, 2015, we recorded a charge to earnings related to a structuring fee of $4 million due to GEM.  There was no such charge during the year ended December 31, 2014.

Acquisition termination fee

During the year ended December 31, 2015, we recorded a charge to earnings of $5.5 million related to the Parent Termination Fee associated with our proposed acquisition of Dune.  There was no such charge during the year ended December 31, 2014.

Other income (expenses)

For the year ended December 31, 2015, net other income was $1,450,624, consisting of interest and finance costs of $3,207,375 and a gain on change in fair value of derivative liability of $4,657,999.   Interest and financing costs for the year ended December 31, 2015 includes a charge of $2,523,398 related to the Sixth Amendment to the LowCal Agreements (see defined term below) related to the issuance of 75,000 shares of common stock, the issuance of 500,000 warrants and the modification of the terms of previously issued warrants. During the year ended December 31, 2014, net other expenses consisted primarily of interest and finance costs of $23,834,276, loss debt extinguishment of $40,016,315 and a gain on change in fair value of derivative liability of $15,224,507.  The decrease in interest and finance costs is primarily due to the amortization of the fair value of the beneficial conversion features and expensing of the fair value of shares issued in connection with the LowCal Agreements (defined below) incurred during the year ended December 31, 2014.  The loss on debt modification is due to the 1,775,000 warrants issued per the Clouding IP, LLC ("Clouding") settlement agreements with a fair value of approximately $26,300,000 and the reduction in the conversion price from $4 to $2.50 for the LowCal Loan (defined below) with a fair value of approximately $11,300,000.  The adjustment to fair value of derivative liabilities is due to the change in fair value of the 1,775,000 warrants, which were recorded as derivative liabilities due to the anti-dilution provisions.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

	For the Years Ended December 31,
	2014		2013
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$760,452	100.0%	$596,405	100.0%	164,047	27.5%
Lease operating expense	427,076	56.2%	401,642	67.3%	25,434	6.3%
General and administrative expenses	30,541,198	4016.2%	15,549,982	2607.3%	14,991,216	96.4%
Other income (expense), net	(48,626,084)	-6394.4%	(11,761,424)	-1972.1%	(36,864,660)	313.4%
Net loss	$(78,833,906)	-10366.7%	$(27,116,643)	-4546.7%	(51,717,263)	190.7%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. As of December 31, 2014 and 2013, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the years ended December 31, 2014 and 2013 was $760,452 and $596,405, respectively.  The increase in revenues for the year ended December 31, 2014 is due to the increase in the number of barrels sold offset by a slightly lower cost per barrel.  For the year ended December 31, 2014, we sold 8,779 barrels at an average price of $87 per barrel, compared to 6,742 barrels at an average price of $88 per barrel for the year ended December 31, 2013.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the years ended December 31, 2014 and 2013 were $427,076 and $401,642, respectively.  The increase in operating expenses was due to additional repairs on the pumpers and battery units for the wells.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2014 and 2013 were $30,541,198 and $15,549,982, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $885,000, $23,225,000, and $5,842,000 in professional fees, consulting agreements and compensation, respectively, for the year ended December 31, 2014. We recognized approximately $978,000, $ 12,392,000, and $1,359,000 in professional fees, consulting agreements and compensation, respectively for the year ended December 31, 2013. Other general and administrative expenses included are temporary professional staffing, rent, utilities, and other overhead expenses. The significant increase in consulting expense was related to the $13,415,000 non-cash costs related to the amended GEM warrants as discussed in the accompanying consolidated financial statements and $8,697,000 related to the other warrants issued for other consulting services.  The increase in compensation was due to the options vested to Mr. Oring per his employment contract valued at $5,443,458.

Other expenses, net

Other expenses were $48,626,084 consisting of interest and finance costs of $23,834,000, loss on debt extinguishment of $40,016,000 and a gain on change in fair value of derivative liability of $15,225,000, respectively, for the year ended December 31, 2014. Other expenses were $11,761,424 consisting of interest and finance costs of $8,372,720 and loss on debt extinguishment of $3,388,704, respectively, for the year ended December 31, 2013. The increase in interest and finance costs is primarily due to the fair value of the beneficial conversion features and shares issued in connection with financing incurred during the year ended December 31, 2014. The loss on debt extinguishment is due to the amendments to the notes payable and convertible notes that were amended during the year ended December 31, 2014.  The gain on the change in the derivative liability is due to the decrease in the share price from $14 at the date of issuance to $6.50 at December 31, 2014 and due to the decrease in the estimated volatility from 220% at the date of issuance to 188% at December 31, 2014.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of December 31, 2015, we had cash in the amount of $1,367. At December 31, 2015, we had total liabilities of $29,176,879. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities. In addition, our Auditors in their audit report for the year ending December 31, 2015, modified their accountant's report to express a going concern uncertainty.

Management estimates the Company's capital requirements for the next twelve months, including drilling and completing wells for the Works Property, will total approximately $2,500,000, excluding any amounts that may be due to Dune under the Parent Termination Fee or a $4 million structuring fee that may be due to GEM.  No assurance can be given that any future financing will be available, or if available, that it will be on terms satisfactory to the Company.  Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company's flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock in the case of debt financing, or cause substantial dilution for stockholders in the case of convertible debt and equity financing. Any failure to comply with these covenants would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and cash flows.

To finance our operations, we have recently issued the following notes:

On February 8, 2013, and as subsequently amended through August 14, 2015, the Company and Eos entered into: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement; (iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; and (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing (collectively referred to as the "Loan Agreements"), with LowCal Industries, LLC and LowCo [EOS/Petro], LLC (collectively referred to as "LowCal"). Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $4,980,000, promissory notes in the aggregate principal amount of $5,000,000, with interest at 10% per annum (the "LowCal Loan"). At LowCal's option, LowCal can elect to convert any part of the principal of the LowCal Loan into shares of the Company's common stock at a conversion price of $2.50 per share. On January 13, 2015, the Company and LowCal amended the Loan Agreements, including the LowCal Loan, and entered into a new unsecured promissory note in the principal amount of $3,250,000, with interest at 10% per annum (the "Second LowCal Note"), $750,000 of which was advanced to the Company in 2014 and was recognized as included in the principal amount of the Second LowCal Note. As of January 13, 2015, LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward. As amended, there was no remaining accrued and outstanding interest on the LowCal Loan. The Company recorded the terms and provisions of these transactions on the Company's financial statements as of the year ended December 31, 2014, including the recording of the Second LowCal Note in the principal amount of $3,250,000 and a loss on debt extinguishment of $1,832,576.

On August 14, 2015, the LowCal Agreements were amended again (the "Sixth Amendment to the LowCal Agreements"), and the exercise price of the original 500,000 warrants was reduced from $4.00 per share to $2.00 per share, and the expiration date of the warrants was extended from August 14, 2018 to January 1, 2019.  On August 14, 2015, the Company also issued to LowCal 75,000 restricted shares of its common stock, as well as an additional warrant to purchase 500,000 shares of restricted common stock of the Company at an exercise price of $2.00, vesting immediately and expiring January 1, 2019.

The maturity dates of both the LowCal Loan and the Second LowCal Note are May 1, 2016, as amended by the Seventh Amendment to the LowCal Agreements (see Item 9B "Subsequent Events" below). The Second LowCal Note must also be repaid upon the earlier to occur of: (i) the Company closing certain potential acquisition transactions, or (ii) the Company closing a financing for a minimum of $20,000,000. The parties agreed that, upon repayment in full of the Second LowCal Note, LowCal will forever release, cancel and terminate all of its mortgages and any other liens against the Company.

On April 15, 2015 we issued an unsecured promissory note to Clearview Partners II, LLC ("Clearview").  The promissory note has a principal amount of $150,000, with an interest rate of 10% per annum.  The Company and Clearview executed letter agreements extending the maturity date of the unsecured promissory note to July 1, 2016.

Also, in 2015, we issued a series of unsecured promissory notes to Plethora Enterprises for an aggregate amount of $1,520,000, with an interest rate of 10% per annum and due on July 1, 2016.   Nikolas Konstant, our CFO and Chairman of the Board, is the sole member and manager of Plethora Enterprises.  During the year ended December 31, 2015, $311,840 of the notes were repaid. At December 31, 2015, the aggregate balance due under these promissory notes was $1,208,160.

On November 5, 2015, the Company issued an unsecured promissory note to John Linton for $30,000, with an interest rate of 4% per annum and due on April 1, 2016.

On December 14, 2015, the Company issued an unsecured promissory note to Judith Ann Buchmiller for $50,000, with an interest rate of 10% per annum and due on July 1, 2016.

On November 29, 2015, and on December 29, 2015, the Company issued two unsecured promissory notes to Bacchus Investors, LLC, for $80,000 and $50,000 respectively, each with an interest rate of 10% per annum and due on demand.

We do not currently have sufficient financing arrangements in place to fund our operations, and there are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us.

In addition to funding our operations, we may become liable to pay certain other contractual obligations, such as a structuring fee to GEM of $4,000,000 under the financing commitment, dated August 31, 2011, and the Common Stock Purchase Agreement and Registration Rights Agreement, both dated as of July 11, 2013, entered into between the Company and GEM (collectively referred to as the "Commitment Agreements"), whereby GEM would provide and fund the Company with up to $400 million dollars for the Company's African acquisition activities.

Pursuant to the GEM Commitment Agreements, the Company was required to use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a structuring fee of $4,000,000, which was to be paid on the 18-month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company's election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to 90% of the average closing trading price of the Company's common stock for the thirty-day period immediately prior to the 18-month anniversary of July 11, 2013. As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.

In connection with the asserted claim by Dune of the alleged breach of contract by the Company of the Dune Merger Agreement, upon a termination of such agreement, a demand letter was received from Dune on March 4, 2015 demanding payment of $5.5 million in the form of the Parent Termination Fee, plus additional costs and expenses which were undefined.  The Company has recorded this liability of $5.5 million as of December 31, 2015. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

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

As a result, one of our key activities is focused on raising significant working capital in the form of the sale of stock, convertible debt instrument(s) or a senior debt instrument to retire outstanding obligations and to fund ongoing operations. It is expected that stockholders may face significant dilution due to any such raise in any of the forms listed herein. New securities may have rights and preferences superior to that of current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

For these reasons, the report of our auditor accompanying our audited financial statements for the year ended December 31, 2015 included a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

We have retained consultants to assist us in our efforts to raise capital. The consulting agreements provide for compensation in the form of cash and stock and result in additional dilution to shareholders.

Cash Flows

Operating Activities

Net cash used in operating activities was $1,420,003, $2,136,741 and $1,881,392 for the years ended December 31, 2015, 2014 and 2013, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $0, and $0 and $1,041,500 for the years ended December 31, 2015, 2014 and 2013, respectively.  Net cash used in investing activities in 2013 was primarily due to the capital costs incurred at the Works property.

Financing Activities

Net cash provided by financing activities was $1,288,160, $2,248,000 and $2,897,332 for the years ended December 31, 2015 and 2014, respectively. Cash generated from financing activities for the year ended December 31, 2015, 2014 and 2013 was primarily from issuing promissory notes to related and unrelated parties totaling $1,650,000, offset by repayment of related party promissory notes of $311,840 and notes payable of $50,000.  Cash generated from financing activities for the year ended December 31, 2014 was primarily from issuing our convertible notes of $2,250,000 and notes payable of $523,000, offset by repayment of notes payable of $275,000 and convertible notes of $250,000.  Cash generated from financing activities for the year ended December 31, 2013 was primarily from issuing our convertible notes of $3,500,000, offset by repayment of notes payable of $500,000 and payment of debt issuance costs of $150,000.

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

Use of Estimates

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the following:
•	Final well closure and associated ground reclamation costs to determine the asset retirement obligation as discussed under "Asset Retirement Obligations";
•	Proved oil reserves;
•	Future costs to develop the reserves; and
•	Future cash inflows and production development costs.
•	Estimated variables used in the Black Scholes option pricing model used to value options and warrants.
Actual results could differ from those estimates.

Revenue Recognition

Revenues are recognized when hydrocarbons have been delivered, the customer has taken title and collection is reasonably assured.

Full Cost Method of Accounting for Oil and Gas Properties

We have elected to utilize the full cost method of accounting for our oil and gas activities. In accordance with the full cost method of accounting, we capitalize all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. Capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist.

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

Full Cost Ceiling Test

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. At the end of each reporting period, the unamortized costs of oil and gas properties are subject to a "ceiling test," which limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects.  If the net capitalized costs exceed the cost center ceiling, the excess is recognized as an impairment of oil and gas properties. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices increase the cost center ceiling applicable to the subsequent period.

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

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations ("ARO") by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation.  The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a significant impact on the Company's consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is in the process of evaluating the possible impact of ASU 2016-02 on the Company's financial statements and disclosures.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the possible impact of the adoption of ASU 2014-15 on the Company's financial statements and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in ASU 2014-6 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  ASU 2014-6 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company is currently evaluating the impact the adoption of ASU 2014-16 on the Company's financial statements and disclosures

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Contractual Obligations

Our significant contractual obligations as of December 31, 2015, are as follows:

				More than
	Less than	One to three	Three to five	Five
	One Year	Years	Years	Years	Total
Convertible notes payable	$8,250,000	$-	$-	$-	$8,250,000
Notes payable	1,383,000	-	-	-	1,383,000
Notes payable, related party	1,208,160	-	-	-	1,208,160
Other contractual obligations (1), (2)	9,500,000	-	-	-	9,500,000
Leases	198,876	68,876	-	-	267,752
Total	$20,540,036	$68,876	$-	$-	$20,608,912

 (1)   This amount includes amounts allegedly owed to Dune in connection with the asserted claim by Dune of the alleged breach of contract by Eos of the Dune Merger Agreement, demanding payment of $5.5 million in the form of a termination fee, plus additional costs and expenses which were undefined.  Eos does not believe that is has liability for the termination fee and it intends to vigorously defend itself if an action is brought.

(2)   This amount includes the Structuring Fee which the Company may become liable to pay to GEM pursuant to the GEM Commitment Agreements.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company's disclosure controls and procedures were ineffective. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2015.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2015, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:
• Lack of an independent audit committee;
• Lack of formal approval policies by the Board of Directors;
• Lack of adequate oversight over individuals responsible for certain key control activities;
• Insufficient personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations;
• Insufficient personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company's financial reporting requirements.

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

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Weinberg & Company, P.A., our independent registered accounting firm, as stated in their report which appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the fourth quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

We do not expect that internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information
Subsequent Events

Sharma Loan Extension and Share Issuance

Effective January 1, 2016, the Company and Vatsala Sharma ("Sharma") amended the Secured Promissory Note, with a principal balance of $600,000 and interest at 18% per annum, originally dated February 15, 2012 (as amended, the "Sharma Loan"), to extend the maturity date of the Sharma Loan to July 1, 2016.  In addition, under the terms of the Sharma Loan, the Company issued to Sharma 275,000 restricted shares of its common stock as of January 1, 2016.

Ridelinks Loan Extension

One March 25, 2016, the Company and Ridelinks, Inc. ("Ridelinks"), entered into an Amended and Restated Promissory Note between the parties (the "Amended Ridelinks Note"), which amended and restated the original promissory note between the parties dated October 9, 2014 (the "Ridelinks Loan").  Under the terms of the Amended Ridelinks Note, the Company agreed to pay Ridelinks $100,000 of the remaining principal due on the Ridelinks Loan, along with $15,350 of accrued interest, and the $30,000 exit fee as originally set forth in the Ridelinks Loan.  The maturity date of the Amended Ridelinks Note is April 30, 2016.  As consideration for the Amended Ridelinks Note, the Company agreed to issue 40,000 restricted shares of its common stock to Ridelinks by April 6, 2016.

Appointment of Alan D. Gains as Chief Executive Officer

Effective January 11, 2016 (the "Effective Date"), the Company entered into an employment agreement with Alan D. Gaines whereby Mr. Gaines is appointed as the Company's Chief Executive Officer ("CEO"), reporting to the Board of Directors. In connection with the appointment of Mr. Gaines, Martin B. Oring stepped down from the position of Chief Executive Officer as of the Effective Date, but will continue serving as a member of the Board of Directors.

In connection with Mr. Gaines' appointment, he will receive an annual base salary of One Hundred Fifty Thousand Dollars ($150,000), which may be increased up to Four Hundred Twenty Thousand Dollars ($420,000.00) annually based on achievement of certain company and individual performance objectives. Mr. Gaines will also be eligible for certain annual bonuses based in part on achievement of certain company and individual performance objectives, and in part on the discretion of the Board of Directors of the Company.

In connection with Mr. Gaines' employment as CEO, the Company and Mr. Gaines also entered into a Stock Option Agreement, signed on December 16, 2015 and effective as of the Effective Date, whereby the Company would issue to Mr. Gaines options to purchase up to 4,500,000 shares of the Company's restricted common stock, all of which have an exercise price of $1.00 per share and expire on the fifth anniversary of the Effective Date. The options shall vest as follows: (i) 1,500,000 of the shares vested on the Effective Date; 1,500,000 of the shares shall vest on the first anniversary of the Effective Date; and 1,500,000 of the shares shall vest on the second anniversary of the Effective Date.

Mitola Resignation

On January 19, 2016, John Mitola resigned from his position as a director on the Company's Board of Directors, effective immediately. Mr. Mitola's resignation stemmed from personal reasons, and was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Buchmiller Note

On January 20, 2016, the Company issued an unsecured promissory note to Judith Ann Buchmiller for $50,000, with an interest rate of 10% per annum and due on July 1, 2016.

Warrants

On February 18, 2016, the Company granted to a consultant a warrant to purchase 100,000 shares of the Company's common stock, which is exercisable at $2.00 per share and expires on February 18, 2021.

On March 25, 2016, the Company granted to an employee a warrant to purchase 50,000 shares of the Company's common stock, which is exercisable at $1.00 per share and expires on March 25, 2021.

Seventh Amendment to the LowCal Agreements

On March 11, 2016, the Company and LowCal amended the LowCal Agreements (the "Seventh Amendment to the LowCal Agreements").  Under the Seventh Amendment to the LowCal Agreements: (i) the maturity dates of the LowCal Loan and Second LowCal Note was extended to May 1, 2016; (ii) the expiration date of LowCal's warrants was extended to May 1, 2020; (iii) the Company will issue to LowCo [EOS/PETRO], LLC ("LowCo") an additional 75,000 restricted shares of the Company's common stock; and (iv) the parties agreed that if: (1) the Company pays off the $3,250,000.00 principal balance of the Second LowCal Note in full, plus any accrued and unpaid interest, and (2) either: (i) the Company closes a transaction where it acquires at least $10,000,000.00 in additional assets, through an asset purchase, stock purchase, merger, or other similar transaction, which shall be determined by generally accepted accounting principles, or (ii) the Company successfully uplists its common stock to a national exchange market (NASDAQ or  the New York Stock Exchange), then the following will automatically occur: (1) the conversion price of the LowCal Loan will be reduced from $2.50 per share to $2.00 per share, and (2) any outstanding principal and interest due on the LowCal Loan will be converted at a price of $2.00 per share into restricted shares of the Company's common stock, which shall be issued to LowCo.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors

Information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in our Proxy Statement for our 2015 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. The following is a listing of certain information regarding our executive officers.

Executive Officers

Nikolas Konstant. Mr. Konstant is currently our Chairman of the Board and Chief Financial Officer.  He became our President, Chief Executive Officer, Chief Financial Officer and Chairman in connection with the closing of the Merger. He also has served as the Chairman of Eos Petro, Inc. since 2011. Mr. Konstant has more than 17 years of experience as a merchant financier, investor and advisor to public and private companies on mergers and acquisitions, capital formation and balance sheet restructurings. Mr. Konstant has been providing equity and debt financing for public and private companies for over 17 years as a merchant financier. Previously, Mr. Konstant was the managing director of NCVC, LLC, a $200 million venture capital fund and indirect subsidiary of Nightingale Conant. While at NCVC, Mr. Konstant provided equity for the Wolfgang Puck Food Company, Nutrition for Life (which was the number one stock on NASDAQ in the year of 1996), On Stage Entertainment, Platinum Technologies and several other public companies. Previously, Mr. Konstant founded nanoUniverse, PLC (AIM: NANO), co- founded Electric City Corporation (currently known as Lime Energy Co.) (NASDAQ: LIME) and co- founded Advanced Cell Technology, Inc. (OTCBB: ACTC). Mr. Konstant has been a board member of Nightingale Conant, On Stage Entertainment, UCLA Board of Governors and on the board of the investment Subcommittee of Cedars Sinai Hospital. Mr. Konstant currently serves on the Cedars Sinai Board of Governors. Mr. Konstant is also the Chairman of DreamWorks Children of the World a charitable organization for Children of the World. Mr. Konstant attended Harvard Business School ("HBS") and has several certificates from HBS and the University of Chicago in addition to a degree of Calculus from Barstow College. He is semi-fluent in Greek, Italian and French. He is presently studying Mandarin. Mr. Konstant is a Mason at the Menorah Lodge #523. Mr. Konstant was a member of  the Young Presidents Organization (YPO) since 1998, with the Belair Chapter in Los Angeles, California. As a financier, investor and advisor, Mr. Konstant, we believe, will contribute his leadership skills, knowledge and finance background, and business experience to our board of directors. In addition, we believe that Mr. Konstant's membership on our board of directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Martin B. Oring.  Mr. Oring became a member of our Board of Directors in October of 2012. On June 23, 2013 he was appointed the Chief Executive Officer of the Company. Mr. Oring served as the Chief Executive Officer of the Company from June 2013 through January 2016.  Effective, January 11, 2016, Mr. Oring resigned as Chief Executive Officer. Mr. Oring has been a member of the board of directors of Searchlight Minerals Corp. since October 6, 2008 and its President and Chief Executive Officer since October 1, 2010. Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001. Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations. From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations. From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities' capital market effort for large and medium-sized financial institutions. From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury). Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world's leading energy companies. When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury). Mr. Oring is also currently a director and chief executive officer of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company. He also served as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Dublin, Ireland, which trades on the TSX Venture Exchange. Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations. He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from the Carnegie Institute of Technology. As a financial planner and an executive with experience in banking and finance, Mr. Oring, we believe, will contribute his leadership skills, knowledge and finance background, and business experience to our Board of Directors. In addition, we believe that Mr. Oring's membership on our Board of Directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Alan D. Gaines.  Mr. Gaines was appointed the Chief Executive Officer of the Company on January 11, 2016.  Mr. Gaines has over 30 years of experience as an energy investment banker and advisor, having participated in the raising of debt and equity totaling well over $100 billion. In addition, Mr. Gaines has extensive experience as an entrepreneur and operator in the oil and gas industry. In September 2014, Mr. Gaines formed ALG Corp. (and a predecessor company, Direct Crude, LLC in 2011), and presently serves as its Chairman of the board of directors and CEO. ALG Corp. is an advisory for the energy (predominantly upstream) and media industries, specializing in recapitalization and restructuring. Prior to that, Mr. Gaines served as Chairman of the board of directors and founder of Dune Energy, Inc. ("Dune") from its formation in May 2001 through April 2011. Mr. Gaines also served as CEO of Dune from inception through May 2007, when he stepped down following the acquisition of Goldking Corporation, raising total proceeds of $540 million. Before founding Dune, Mr. Gaines co-founded Gaines, Berland Inc. in 1983, which was a full service investment bank/advisory and brokerage, specializing in global energy markets, with particular emphasis on small to mid-capitalization public and private companies, involved primarily in the exploration and production of oil and natural gas. In the three years prior to selling his personal stake in the company in 1998, Gaines, Berland acted as lead underwriter and/or participated in the placement of more than $3 billion of equity and debt securities.  Mr. Gaines holds a B.B.A. in Finance from Baruch College (CUNY), and an M.B.A. in Finance ("With Distinction"-Valedictorian) from The Zarb School, Hofstra University Graduate School of Management.

Section 16(a) Beneficial Ownership Reporting Compliance

On October 20, 2015, Shlomo Lowy ("Mr. Lowy") became the beneficial owner of 5,347,000 shares of the Company's common stock, through his ownership and control of LowCal and LowCo.  Mr. Lowy is the sole managing member of LowCo, LLC, which in turn acts as the sole managing member of LowCo.  Mr. Lowy also serves as the sole managing member of Kinderlach Ltd Co., LLC, which in turn acts as the sole managing member of LowCal.  The Company is aware that Mr. Lowy filed a Form 5 on February 16, 2016, reflecting one acquisition transaction that was not timely reported.

On January 11, 2016, Mr. Gaines was issued stock options to purchase up to 4,500,000 shares of the Company's common stock.  The Company is aware that on February 16, 2016, Mr. Gaines filed a non-timely Form 3 reflecting the above acquisition transaction.

The Company is aware that on July 16, 2015, Mr. Konstant filed a non-timely Form 4 reflecting one sale transaction by Plethora Enterprises from May 22, 2015.  The Company is aware that Mr. Konstant has not timely filed a Form 5 reflecting five sale transactions by Plethora Enterprises occurring between October 12, 2015 and December 14, 2015.

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
(2) Financial Statement Schedules
None.
(3) Exhibits

Previously Filed on and
Exhibit No.	Description	Incorporated by Reference to
2.1	Agreement and Plan of Merger by and between Cellteck, Inc., Eos Petro, Inc., and Eos Merger Sub, Inc., a wholly-owned subsidiary of Cellteck, Inc., dated July 16, 2012	The current report on Form 8-K filed July 23, 2012
2.2	First Amendment to the Agreement and Plan of Merger dated January 16, 2013 between Cellteck, Inc. and Eos Petro, Inc.	The current report on Form 8-K filed January 17, 2013
3.1	Articles of Incorporation of Cellteck, Inc., as amended	The registration statement on Form 10-12G filed May 19, 2008
3.2	Certificate of Designations for Series A Preferred Stock	The current report on Form 10-K/A filed September 23, 2010
3.3	Certificate of Designations for Series B Preferred Stock	The current report on Form 8-K/A filed January 17, 2013
3.4	Bylaws of Cellteck, Inc.	The registration statement on Form 10-12G filed May 19, 2008
3.5	Amendment to the Certificate of Designations for Series B Preferred Stock	The current report on Form 8-K filed January 17, 2013
4.1	Specimen Stock Certificate	The registration statement on Form 10-12G filed May 19, 2008
10.1	Contribution Agreement dated May 3, 2011 between Eos Petro, Inc. and Plethora Partners LLC, as amended	The current report on Form 8-K/A filed March 11, 2013
10.2	Purchase and Sale Agreement dated June 6, 2011 between Eos Petro, Inc. and TEHI Illinois, LLC	The current report on Form 8-K/A filed January 17, 2013
10.3	Letter Agreement dated September 5, 2011 between Eos Petro, Inc. and DCOR	The current report on Form 8-K/A filed January 17, 2013
10.4	Exclusive Business Partner and Advisory Agreement dated October 3, 2011 between Eos Petro, Inc. and Baychester Petroleum Limited	The current report on Form 8-K/A filed January 17, 2013
10.5	Promissory Note dated October 24, 2011 between Eos Petro, Inc., Nikolas Konstant and RT Holdings, LLC	The current report on Form 8-K/A filed January 17, 2013
10.6	Loan Agreement and Secured Promissory Note dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.7	Loan Mortgage, Assignment, Security Agreement and Fixture Filing dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.8	Personal Guaranty Agreement dated February 16, 2012 between Nikolas Konstant and Vatsala Sharma	The current report on Form 8-K/A filed January 17, 2013
10.9	Collateral Assignment dated February 16, 2012 between Nikolas Konstant and Vatsala Sharma	The current report on Form 8-K/A filed January 17, 2013

10.10	First Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.11	Second Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.12	Third Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.13	Oil & Gas Operating Agreement dated June 6, 2012 between Eos Petro, Inc. and TEHI Illinois, LLC	The current report on Form 8-K/A filed January 17, 2013
10.14	Bridge Loan Agreement dated June 18, 2012 between Eos Petro, Inc. and Vicki Rollins	The current report on Form 8-K/A filed January 17, 2013
10.15	Services Agreement dated July 1, 2012 between Eos Petro, Inc. and Quantum Advisors, LLC	The current report on Form 8-K filed October 15, 2012
10.16	First Amendment and Allonge to Promissory Note dated July 10, 2012 between Eos Petro, Inc., Nikolas Konstant and RT Holdings, LLC	The current report on Form 8-K/A filed January 17, 2013
10.17	Loan Agreement and Secured Promissory Note dated August 2, 2012 between Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.18	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated August 2, 2012 between Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.19	Personal Guaranty Agreement dated August 2, 2012 between Nikolas Konstant, Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.20	Lease Agreement dated August 3, 2012 between Eos Petro, Inc. and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.21	Lease Guaranty dated August 3, 2012 between Nikolas Konstant and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.22	Consulting Agreement dated September 24, 2012 between Eos Petro, Inc. and Plethora Enterprises, LLC	The current report on Form 8-K filed October 15, 2012
10.23	Amended and Restated Consulting Agreement dated September 25, 2012 between Eos Petro, Inc. and John Linton, as amended	The current report on Form 8-K filed October 15, 2012
10.24	Letter Agreement dated September 26, 2012 between Eos Petro, Inc., 1975 Babcock, LLC and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.25	$400,000,000 Subscription Commitment dated August 31, 2011 between Eos Petro, Inc. and GEM Global Yield Fund	The current report on Form 8-K filed January 17, 2013
10.26	Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and GEM Global Yield Fund (GEM A Warrant)*	The current report on Form 8-K filed January 17, 2013
10.27	Amended Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and GEM Capital (GEM B Warrant)*	The current report on Form 8-K filed July 24, 2013
10.28	Amended Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and GEM Capital (GEM C Warrant)*	The current report on Form 8-K filed July 24, 2013
10.29	Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners A Warrant)*	The current report on Form 8-K filed January 17, 2013
10.30	Amended Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners B Warrant)*	The current report on Form 8-K filed July 24, 2013
10.31	Amended Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners C Warrant)*	The current report on Form 8-K filed July 24, 2013

10.32	Common Stock Purchase Agreement dated July 11, 2013 between Eos Petro, Inc. and GEM Global Yield Fund*	The current report on Form 8-K filed July 24, 2013
10.33	Registration Rights Agreement dated July 11, 2013 between Eos Petro, Inc. and GEM Global Yield Fund*	The current report on Form 8-K filed July 24, 2013
10.34	Common Stock Purchase Warranty dated July 11, 2013 between Eos Petro, Inc. and GEM Capital SAS (Additional Warrant)*	The current report on Form 8-K filed July 24, 2013
10.35	Common Stock Purchase Warrant dated July 11, 2013 between Eos Petro, Inc. and 590 Partners Capital, LLC (Additional Warrant)*	The current report on Form 8-K filed July 24, 2013
10.36	Oil & Gas Services Agreement dated December 26, 2012 between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.37	Warrant to Purchase Common Stock between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.38	Loan Agreement and Secured Promissory Note dated December 26, 2012 between Cellteck, Inc., and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.39	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated December 26, 2012 between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.40	Office Lease dated December 27, 2012 between Eos Petro, Inc. and 1999 STARS, LLC	The current report on Form 8-K filed January 17, 2013
10.41	Loan Agreement and Secured Promissory Note dated February 8, 2013, between Eos Petro, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.42	Guaranty dated February 8, 2013 between Cellteck, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.43	Series B Convertible Preferred Stock Purchase Agreement dated February 8, 2013 between Cellteck, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.44	First Amendment to the LowCal Agreements dated April 23, 2013 between Eos Petro, Inc., Cellteck, Inc., Sail Property Management Group LLC, LowCal Industries, LLC and LowCo [EOS/Petro], LLC	The annual report on Form 10-K filed May 8, 2013
10.45	Amended and Restated Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated April 23, 2013 between Eos Petro, Inc. and LowCal Industries, LLC	The annual report on Form 10-K filed May 8, 2013
10.46	Series B Convertible Preferred Stock Purchase Agreement dated April 23, 2013 between Cellteck, Inc., LowCal Industries, LLC and LowCo [EPS/Petro], LLC	The annual report on Form 10-K filed May 8, 2013
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
The current report on Form 8-K filed January 16, 2015
10.84	Sudhir Vasudeve's Director's Agreement, dated February 19, 2015.	The current report on Form 8-K filed February 19, 2015
10.85	Warrant to Purchase Common Stock between Eos Petro, Inc. and Jerry Astor, dated February 12, 2015	The annual report on Form 10-K/A filed April 14, 2015
10.86	Warrant to Purchase Common Stock between Eos Petro, Inc. and Jerry Astor, dated February 12, 2015	The annual report on Form 10-K/A filed April 14, 2015
10.87	Unsecured Promissory Note between Eos Petro, Inc. and Ridelinks, Inc., dated October 9, 2014	The annual report on Form 10-K/A filed April 14, 2015
10.88	Unsecured Promissory Note between Eos Petro, Inc. and Bacchus Investors, LLC, dated September 30, 2014	The annual report on Form 10-K/A filed April 14, 2015
10.89	Letter Agreement between Eos Petro, Inc. and Vatsala Sharma, dated October 1, 2014	The annual report on Form 10-K/A filed April 14, 2015
10.90	Joint Oil and Gas Operating Agreement between Eos Global Petro, Inc. and James Blumthal, dated July 10, 2014	The annual report on Form 10-K/A filed April 14, 2015
10.91	Unsecured Promissory Note dated April 15, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed May 18, 2015

10.92	Unsecured Promissory Note dated April 15, 2015 from Eos Petro, Inc. payable to Clearview Partners, II, LLC	The quarterly report on Form 10-Q filed May 18, 2015
10.93	Unsecured Promissory Note dated May 22, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed August 17, 2015
10.94	Unsecured Promissory Note dated July 13, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed August 17, 2015
10.95	Unsecured Promissory Note dated August 5, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed August 17, 2015
10.96	Unsecured Promissory Note dated August 5, 2015 from Eos Petro, Inc. payable to DVIBRI, LLC (as assigned to Plethora Enterprises, LLC)	The quarterly report on Form 10-Q filed August 17, 2015
10.97	Sixth Amendment to the LowCal Agreements, dated August 14, 2015, by and between Eos Petro, Inc., LowCal Industries, LLC, Eos Global Petro, Inc. and LowCo [EOS/Petro], LLC	The quarterly report on Form 10-Q filed August 17, 2015
10.98	Letter Agreement with Vicki P. Rollins effective June 30, 2015	The quarterly report on Form 10-Q filed August 17, 2015
10.99	Letter Agreement with Vatsala Sharma effective June 30, 2015	The quarterly report on Form 10-Q filed August 17, 2015
10.100	Unsecured Promissory Note dated October 12, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed November 16, 2015
10.101	Unsecured Promissory Note dated October 20, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed November 16, 2015
10.102	Unsecured Promissory Note dated October 27, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed November 16, 2015
10.103	Letter Agreement with Plethora Enterprises, LLC, effective September 15, 2015, Extending Maturity Date of Unsecured Promissory Note	The quarterly report on Form 10-Q filed November 16, 2015
10.104	Letter Agreement with Clearview Partners II, LLC, effective September 15, 2015, Extending Maturity Date of Unsecured Promissory Note	The quarterly report on Form 10-Q filed November 16, 2015
10.105	Payoff Agreement with Vicki P. Rollins dated October 23, 2015	The quarterly report on Form 10-Q filed November 16, 2015
10.106	Unsecured Promissory Note dated November 5, 2015 from Eos Petro, Inc. payable to John Linton	The quarterly report on Form 10-Q filed November 16, 2015
10.107	Alan Gaines's Employment Agreement, signed December 16, 2015 and effective January 11, 2016.	The current report on Form 8-K filed January 12, 2016
10.108	Unsecured Promissory Note between Eos Petro, Inc. and Bacchus Investors, LLC, dated November 29, 2015	Filed herewith
10.109	Unsecured Promissory Note between Eos Petro, Inc. and Bacchus Investors, LLC, dated December 29, 2015	Filed herewith
10.110	Letter Agreement with Plethora Enterprises, LLC, effective January 1, 2016, Extending Maturity Date of Unsecured Promissory Notes	Filed herewith
10.111	Letter Agreement with Clearview Partners II, LLC, effective January 30, 2016, Extending Maturity Date of Unsecured Promissory Notes	Filed herewith
10.112	Unsecured Promissory Note dated December 14, 2015 from Eos Petro, Inc. payable to Judith Buchmiller	Filed herewith
10.113	Unsecured Promissory Note dated January 20, 2015 from Eos Petro, Inc. payable to Judith Buchmiller	Filed herewith
10.114	Letter Agreement with Vatsala Sharma, effective January 1, 2016	Filed herewith

10.115	Seventh Amendment to the LowCal Agreements, dated March 11, 2016, by and between Eos Petro, Inc., LowCal Industries, LLC, Eos Global Petro, Inc. and LowCo [EOS/Petro], LLC	Filed herewith
10.116	Amended and Restated Promissory Note with Ridelinks, Inc., dated March 25, 2016	Filed herewith
21.1	List of Subsidiaries of Eos Petro, Inc.	Filed herewith
23.1	Consent of Hahn Engineering	Filed herewith
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99.1	Works Unit Reserve Evaluation dated February 17, 2016 by Hahn Engineering, Inc.	Filed herewith
101	Interactive Data File (XBRL)	Furnished herewith

*Contained a typographical error regarding date and/or party name in previously filed annual reports on Form 10-K.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 30, 2016
Eos Petro, Inc.

By: /s/ Martin Oring
Martin Oring
Director (former CEO, through January 11, 2016)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Person	Capacity	Date
/s/ Nikolas Konstant Nikolas Konstant	Chairman of the Board, Chief Financial Officer	March 30, 2016
/s/ John Hogg John Hogg	Director	March 30, 2016
/s/ Martin Oring Martin Oring	Director	March 30, 2016
/s/______________ Sudhir Vasudeva	Director	_____________

EOS Petro, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EOS Petro, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of EOS Petro, Inc. and Subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EOS Petro, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EOS Petro, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2016 expressed an adverse opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a stockholders' deficit at December 31, 2015 and has experienced recurring operating losses and negative operating cash flows since inception.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
EOS Petro, Inc. and Subsidiaries

We have audited EOS Petro, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). EOS Petro, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

Control Environment.   The Company did not maintain an effective control environment, which is the foundation for the discipline and structure necessary for effective internal control over financial reporting, as evidenced by:  (i) lack of an independent audit committee;  (ii) lack of formal approval policies by the Board of Directors;   (iii) lack of adequate oversight over individuals responsible for certain key control activities;  (iv) insufficient personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations;  (v) insufficient personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company's financial reporting requirements.

a.
The Company did not have effective controls to ensure that a formal approval policy by the Company's Board of Directors is in place to authorize all of the significant and material transactions and activities of the Company.  Specifically, there were certain equity and financing transactions of the Company that were executed prior to the authorization of the Company's Board of Directors.

b.
The Company has insufficient personnel and therefore, lacks proper segregation of duties.  The Company's Chief Executive Officer initiates, authorizes, executes, and issue checks or authorize wire transfers for payment of the Company's expenditures.

c.
The Company did not have effective controls to ensure the accurate preparation and review of its financial statements.  Specifically, the Company's controls over the completeness, valuation and review of reconciliations and journal entries, which were prepared and maintained by an outside accounting firm, were ineffective in their design and operation.  In addition, the Company did not have effective controls over the process for identifying and accumulating all required supporting information to ensure the completeness of its footnote disclosures.

d.
The Company did not have effective controls to ensure that (i) equity instruments (warrants and shares of stock) issued in conjunction with certain debt transactions were properly valued and amortized; and (ii) modifications to its debt instruments were accounted for appropriately.

e.
The Company is subject to specialized accounting guidelines for oil and gas exploration activities.  Due to insufficient personnel, the Company lacks staff with an appropriate level of GAAP knowledge and experience or training in the application of specialized accounting guidelines for oil and gas exploration activities to prepare the accounting records supporting the balances on the financial statements of the Company.

The foregoing material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that each control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated March 30, 2016, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses described above on the achievement of the objectives of the control criteria, EOS Petro, Inc. and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated balance sheets of EOS Petro, Inc. and Subsidiaries as of December 31, 2015 and 2014, and related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2015 and our report dated  March 30, 2016, expressed an unqualified opinion, modified for a going concern uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 30, 2016

Eos Petro, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2015	2014
ASSETS

Current assets
Cash	$1,367	$133,210
Other current assets	12,878	42,959
Total current assets	14,245	176,169

Oil and gas properties, using the full cost method of accounting,
net of accumulated depletion of $187,197 and 128,433, respectively	1,062,411	1,121,175
Other property plant and equipment, net of accumulated
depreciation of $27,232 and $18,743, respectively	2,768	11,257
Long-term deposits	102,441	102,441
Total assets	$1,181,865	$1,411,042

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,084,621	$148,888
Accrued expenses	1,189,545	1,149,956
Accrued compensation - officer	180,000	-
Accrued termination fee	5,500,000	-
Accrued structuring fee	4,000,000	-
LowCal convertible and promissory notes payable	8,250,000	8,250,000
Notes payable	1,383,000	1,273,000
Notes payable, related party	1,208,160	-
Derivative liabilities	6,381,553	11,039,552
Total current liabilities	29,176,879	21,861,396

Asset retirement obligation	92,512	84,102
Total liabilities	29,269,391	21,945,498

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
47,827,882 and 47,738,882 shares issued and outstanding	4,783	4,774
Additional paid-in capital	116,977,726	89,077,781
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(144,981,835)	(109,528,811)
Total stockholders' deficit	(28,087,526)	(20,534,456)
Total liabilities and stockholders' deficit	$1,181,865	$1,411,042

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2015	2014	2013

Revenues
Oil and gas sales	$208,052	$760,452	$596,405

Costs and expenses
Lease operating expense	148,093	427,076	401,642
General and administrative	27,463,607	30,541,198	15,549,982
Structuring fee	4,000,000	-	-
Acquisition termination fee	5,500,000	-	-
Total costs and expenses	37,111,700	30,968,274	15,951,624

Loss from operations	(36,903,648)	(30,207,822)	(15,355,219)

Other income (expense)
Interest and finance costs	(3,207,375)	(23,834,276)	(8,372,720)
Change in fair value of derivative liabilities	4,657,999	15,224,507	-
Loss on debt extinguishment	-	(40,016,315)	(3,388,704)
Total other income (expense)	1,450,624	(48,626,084)	(11,761,424)

Net loss	$(35,453,024)	$(78,833,906)	$(27,116,643)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.74)	$(1.68)	$(0.59)
Weighted average common shares outstanding
basic and diluted	47,777,098	47,050,948	45,622,352

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2015, 2014 and 2013

					Additional		Stock		Total
	Series B Preferred Stock		Common Stock		Paid-in	Stock to be	Subscription	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Issued	Receivable	Deficit	Deficit

Balance, December 31, 2012	44,150,044	4,415	94,897	$9	$1,278,014	$-	$(88,200)	$(3,578,262)	$(2,384,024)
Issuance of Series B preferred stock for consulting services	25,000	3	-	-	497	-	-	-	500
Issuance of Series B preferred stock in connection with promissory note	950,000	95	-	-	3,239,405	-	-	-	3,239,500
Issuance of Series B preferred stock for extension of notes payable	150,000	15	-	-	2,985	-	-	-	3,000
Fair value of warrants issued for consulting services	-	-	-	-	10,314,767	-	-	-	10,314,767
Purchase of shares associated with reverse stock split	-	-	(206)	-	(4,118)	-	-	-	(4,118)
Automatic conversion of Series B preferred stock for common stock	(45,275,044)	(4,528)	45,275,044	4,528	-	-	-	-	-
Issuance of common stock for cash	-	-	540,436	54	90,396	-	-	-	90,450
Issuance of common stock for consulting services	-	-	613,000	61	1,909,248	-	-	-	1,909,309
Fair value of share based compensation	-	-	-	-	967,954	-	-	-	967,954
Issuance of 98,855 shares related to loan amendments	-	-	98,855	10	837,988	-	-	-	837,998
Beneficial converson feature related to debt modification	-	-	-	-	2,579,562	-	-	-	2,579,562
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	1,106,250	-	-	-	1,106,250
Shares to be issued related to issuance of convertible note	-	-	-	-	-	3,370,000	-	-	3,370,000
Fair value of warrants issued in connection with convertible note	-	-	-	-	853,548	-	-	-	853,548
Shares issued for accrued dividends	-	-	6,856	1	55,458	-	-	-	55,459
Net loss	-	-	-	-	-	-	-	(27,116,643)	(27,116,643)
Balance, December 31, 2013	-	$-	46,628,882	4,663	23,231,954	3,370,000	(88,200)	(30,694,905)	(4,176,488)
Issuance of common stock for consulting services	-	-	44,000	4	601,115	-	-	-	601,119
Issuance of common stock related to debt extinguishment	-	-	66,000	7	692,994	-	-	-	693,001
Fair value of share based compensation	-	-	-	-	5,443,458	-	-	-	5,443,458
Fair value of warrants issued for consulting services	-	-	-	-	22,112,191	-	-	-	22,112,191
Fair value of warrants issued for note payable extension	-	-	-	-	3,212,283	-	-	-	3,212,283
Fair value of warrants issued for financing costs	-	-	-	-	2,766,716	-	-	-	2,766,716
Beneficial conversion feature related to issuance of convertible debt	-	-	-	-	12,750,000	-	-	-	12,750,000
Fair value of warramts issued in connection with convertible note	-	-	-	-	7,293,170	-	-	-	7,293,170
Fair value of shares to be issued in connection with convertible note	-	-	1,000,000	100	10,973,900	(3,370,000)	-	-	7,604,000
Net loss	-	-	-	-	-	-	-	(78,833,906)	(78,833,906)
Balance, December 31, 2014	-	$-	47,738,882	$4,774	$89,077,781	$-	$(88,200)	$(109,528,811)	$(20,534,456)
Issuance of common stock for consulting services	-	-	14,000	1	62,658	-	-	-	62,659
Issuance of common stock related to debt extension	-	-	75,000	8	311,242	-	-	-	311,250
Fair value of warrants issued debt extension	-	-	-	-	2,212,149	-	-	-	2,212,149
Fair value of warrants issued for consulting services	-	-	-	-	8,157,284	-	-	-	8,157,284
Fair value of vested options	-	-	-	-	4,673,412	-	-	-	4,673,412
Sale of common shares by majority stockholder to affiliates at discount	-	-	-	-	12,483,200	-	-	-	12,483,200
Net loss	-	-	-	-	-	-	-	(35,453,024)	(35,453,024)
Balance, December 31, 2015	-	$-	47,827,882	$4,783	$116,977,726	$-	$(88,200)	$(144,981,835)	$(28,087,526)

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2015	2014	2013

Cash flows from operating activities
Net loss	$(35,453,024)	$(78,833,906)	$(27,116,643)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	58,764	66,380	40,645
Depreciation	8,489	10,140	7,106
Accretion of asset retirement obligation	8,410	7,645	6,951
Amortization of debt issuance costs	-	2,387,118	2,617,571
Non-cash finance costs	-	20,876,170	5,406,533
Note payable issued for services	30,000	-	-
Loss on debt extinguishment	-	40,016,315	3,388,704
Fair value of stock issued for services	62,659	601,119	1,909,809
Fair value of stock issued for debt extension	311,250	-	-
Fair value of warrants issued for consulting services	8,157,284	22,112,191	10,314,767
Fair value of warrants issued for debt extension	2,212,149	-	3,000
Fair value of vested options	4,673,412	5,443,458	967,954
Sale of common shares by majority stockholder to affiliates at discount	12,483,200	-	-
Termination fee	5,500,000	-	-
Structuring fee	4,000,000	-	-
Change in fair value of derivative liabilities	(4,657,999)	(15,224,507)	-
Change in operating assets and liabilities:
Deposits and other current assets	30,081	(21,930)	(3,741)
Accounts payable	935,733	-	(61,680)
Accrued expenses	39,589	587,676	610,022
Accrued compensation - officer	180,000	(164,610)	27,610
Net cash used in operating activities	(1,420,003)	(2,136,741)	(1,881,392)

Cash flows from investing activities:
Purchase of other fixed assets	-	-	(19,000)
Capital expenditures on oil and gas properties	-	-	(1,022,500)
Net cash used in investing activities	-	-	(1,041,500)

Cash flows from financing activities:
Proceeds from issuance of common stock for cash	-	-	90,450
Proceeds from issuance of notes payable	330,000	523,000	-
Proceeds from issuance of notes payable, related party	1,320,000	-	-
Proceeds from issuance of LowCal convertible and promissory notes	-	2,250,000	3,500,000
Repayment of notes payable	(50,000)	(275,000)	(500,000)
Repayment of convertible notes	-	(250,000)
Repayment of notes payable, related party	(311,840)	-	-
Repayment to related party	-	-	(39,000)
Purchase of stock pursuant to reverse stock split	-	-	(4,118)
Debt issuance costs	-	-	(150,000)
Net cash provided by financing activities	1,288,160	2,248,000	2,897,332

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(131,843)	111,259	(25,560)

CASH AND CASH EQUIVALENTS, beginning of period	133,210	21,951	47,511

CASH AND CASH EQUIVALENTS, end of period	$1,367	$133,210	$21,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Proceeds from related party note paid directly to note holder	$200,000	$-	$-
Capitalized asset retirement obligation	$-	$-	$22,715
Issued 950,000 shares of Series B Preferred stock
pursuant to debt agreement	$-	$-	$3,239,500
Issued 98,855 shares of common stock for loan amendment	$-	$-	$837,998
400,000 shares of common stock to be issued pursuant to loan amendment	$-	$-	$3,370,000
Issued 6,856 shares for accrued dividends	$-	$-	$55,549
Conversion of Series B Preferred stock to common stock	$-	$-	$4,528
Issued 66,000 shares of common stock for extinguishment of debt	$-	$53,380	$-
Fair value of common stock issued with convertible note
recognized as debt discount	$-	$1,500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

NOTE 1 - ORGANIZATION

Organization and Business

The Company was organized under the laws of the state of Nevada in 2007. On October 12, 2012, pursuant to the Merger Agreement entered into by and between the Company, Eos Global Petro, Inc. ("Eos"), and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Company Merger Sub"), dated July 16, 2012, Company Merger Sub merged into Eos, with Eos being the surviving entity and the Company the legal acquirer (the "Merger"). As a result of the Merger, Eos became a wholly-owned subsidiary of the Company.

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named "Cellteck, Inc.").

The Company has two wholly-owned subsidiaries, Eos and Eos Merger Sub, Inc., a Delaware corporation ("Eos Delaware"), which was formed as an acquisition vehicle for potential transactions. Eos itself also has two subsidiaries: Plethora Energy, Inc., a Delaware corporation and a wholly-owned subsidiary of Eos ("Plethora Energy"), and EOS Atlantic Oil & Gas Ltd., a Ghanaian corporation ("EAOG"), which is also 10% owned by one of the Company's Ghanaian-based third party consultants. Plethora Energy also owns 90% of Plethora Bay Oil & Gas Ltd., a Ghanaian corporation ("PBOG"), which is also 10% owned by the same Ghanaian-based consultant.  Eos, Eos Delaware, PBOG, Plethora Energy and EAOG are collectively referred to as the Company's "Subsidiaries."

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

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC 260-10, "Earnings Per Share." Basic earnings-per-share is based upon the weighted average number of common shares outstanding and includes the automatically converted shares of Series B preferred stock that existed in 2013 on a retroactive basis. Diluted earnings-per-share is based on the assumption that all dilutive convertible preferred shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	December 31,
	2015	2014	2013
Options	1,325,000	1,300,000	700,000
Warrants	8,612,992	14,577,992	11,458,000
Convertible notes	2,000,000	2,000,000	975,000
Total	11,937,992	17,877,992	13,133,000

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, amortization and depletion allowances, the recoverability of the carrying amount and estimated useful lives of long-lived assets, asset retirement obligations, the valuation of equity instruments issued in connection with financing transactions and share-based compensation, and assumptions used in valuing derivative liabilities. Changes in facts and circumstances may result in revised estimates.  Actual results could differ from those estimates.

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

Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average depreciation, depletion and amortization ("DD&A") per BOE was $13.86, $4.79 and $5.34 for the years ended December 31, 2015, 2014 and 2013, respectively.

Full Cost Ceiling Test

Oil and gas properties without estimated proved reserves are not amortized until proved reserves associated with the properties can be determined or until impairment occurs. At the end of each reporting period, the unamortized costs of oil and gas properties are subject to a "ceiling test" which limits capitalized costs to the sum of the estimated future net revenues from proved reserves, discounted at 10% per annum to present value, based on current economic and operating conditions, adjusted for related income tax effects. If the net capitalized costs exceed the cost center ceiling, the excess is recognized as an impairment of oil and gas properties. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices increase the cost center ceiling applicable to the subsequent period.

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

The Company assesses oil and gas properties at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through December 31, 2015, the Company has not experienced any impairment of its capitalized oil and gas properties.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The Company recorded depletion expense of $58,764, $66,380 and $40,645 for the years ended December 31, 2015, 2014 and 2013, respectively.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Through December 31, 2015, the Company has not had any sales of oil and gas properties that significantly alter that relationship.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations ("ARO") by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of December 31, 2015 and 2014, the Company had an ARO of $92,512 and $84,102, respectively.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740, "Income Taxes." ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
Under ASC Topic 740, a tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013
Fair Value Measurements

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

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

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using a weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company's derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At December 31, 2015 and 2014, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value (see Note 9):

	Fair Value	Fair Value Measurements at
	As of	December 31, 2015
Description	December 31, 2015	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$6,381,553	$-	6,381,553	-

Total	$6,381,553	$-	6,381,553	-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2014
Description	December 31, 2014	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant derivative liabilities	$11,039,552	$-	11,039,552	-

Total	$11,039,552	$-	11,039,552	-

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013
The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815.

Concentrations

The Company maintains cash balances at a bank in California.  The account is insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. At December 31, 2015 and 2014, the Company did not have amounts on deposit that exceeded the FDIC-insured limits.

The future results of the Company's oil and natural gas operations will be affected by the market prices of oil and natural gas. The availability of a ready market for oil and natural gas products in the future will depend on numerous factors beyond the control of the Company, including weather, imports, marketing of competitive fuels, proximity and capacity of oil and natural gas pipelines and other transportation facilities, any oversupply or undersupply of oil, natural gas and liquid products, the regulatory environment, the economic environment, and other regional and political events, none of which can be predicted with certainty.

One customer accounts for 100% of oil sales for the years ended December 31, 2015, 2014 and 2013.  The Company's oil and gas properties are located in Illinois.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The Company uses a probability weighted average Black-Scholes-Merton model to value the derivative instruments. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.  Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU 2014-09 on the Company's financial statements and disclosures.

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation – Stock Compensation.  The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 will not have a significant impact on the Company's consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases.  ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months.  ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018.  Early adoption is permitted.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  The Company is in the process of evaluating the impact of ASU 2016-02 on the Company's financial statements and disclosures.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-15 on the Company's financial statements and disclosures.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.   The amendments in ASU 2014-6 do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required.  The amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract.  ASU 2014-6 applies to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share and is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU 2014-16 on the Company's financial statements and disclosures

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2015, the Company had a stockholders' deficit of $28,087,526, and, for the year ended December 31, 2015, reported a net loss of $35,453,024 and had negative cash flows from operating activities of $1,420,003. In addition, the Company may have become obligated to pay a $5.5 million termination fee under the "Dune Merger Agreement," as defined in Note 13 below (the "Parent Termination Fee," as more fully defined in the Dune Merger Agreement) (see Note 13) and $4 million that may be due under a structuring fee with GEM Global Yield Fund ("GEM") (see Note 13).  Management estimates the Company's capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas "Works Property" located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune Energy, Inc. under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company's business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The Company's ability to continue as a going concern is an issue due to its net losses and negative cash flows from operations, and its need for additional financing to fund future operations. The Company's ability to continue as a going concern is subject to its ability to obtain necessary funding from outside sources, including the sale of its securities or obtaining loans from investors or financial institutions. There can be no assurance that such funds, if available, can be obtained on terms reasonable to the Company. Any debt financing or other financing of securities senior to common stock that the Company is able to obtain will likely include financial and other covenants that will restrict the Company's flexibility. At a minimum, the Company expects these covenants to include restrictions on its ability to pay dividends on its common stock in the case of debt financing, or cause substantial dilution for stockholders in the case of convertible debt and equity financing. Any failure to comply with these covenants would have a material adverse effect on the Company's business, prospects, financial condition, results of operations and cash flows.

NOTE 4 – LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE

	December 31,
	2015	2014
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

On February 8, 2013, and as subsequently amended through August 14, 2015, the Company and Eos entered into: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement; (iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; and (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing (collectively referred to as the "Loan Agreements"), with LowCal Industries, LLC and LowCo [EOS/Petro], LLC (collectively referred to as " LowCal ").   Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $4,980,000, promissory notes in the aggregate principal amount of $5,000,000 (of which $1,500,000 was advanced in 2014 and $3,500,000 in prior years), with interest at 10% per annum (the "LowCal Loan"). At LowCal's option, LowCal can elect to convert any part of the principal of the LowCal Loan into shares of the Company's common stock at a conversion price of $2.50 per share.    On January 13, 2015, the Company and LowCal amended the Loan Agreements, including the LowCal Loan, and entered into a new unsecured promissory note in the principal amount of $3,250,000, with interest at 10% per annum (the "Second LowCal Note"), $750,000 of which was advanced to the Company in 2014 and was recognized as included in the principal amount of the Second LowCal Note. As part of the amendment, LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward.  As amended, there was no remaining accrued and outstanding interest on the LowCal Loan.   The Company recorded the terms and provisions of these transactions on the Company's financial statements as of the year ended December 31, 2014, including the recording of the Second LowCal Note in the principal amount of $3,250,000 and a loss on the amendment of the loan of $1,832,576.

The LowCal Loan is secured by: (i) a mortgage, lien on, assignment of and security interest in and to oil and gas properties; (ii) a guaranty by the Company as a primary obligor for payment of Eos' obligations when due; and (iii) a first priority position or call right for an amount equal to the then outstanding principal balance of and accrued interest on the LowCal Loan on the first draw down by either Eos or the Company from a commitment letter entered into with a prospective investor, should the Company or Eos be in a position to draw on this facility.

As amended, the maturity dates of both the LowCal Loan and the Second LowCal Note are May 1, 2016 (See Note 15). The Second LowCal Note must also be repaid upon the earlier to occur of: (i) the Company closing certain potential acquisition transactions, or (ii) the Company closing a financing for a minimum of $20,000,000. The parties agreed that, upon repayment in full of the Second LowCal Note, LowCal will forever release, cancel and terminate all of its mortgages and any other liens against the Company.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

In conjunction with the issuances of the first tranche of the proceeds of the LowCal Loan of $2,500,000, the Company issued 950,000 shares of the Company's common stock valued at $3,239,500. In conjunction with the receipt of the remaining proceeds of the LowCal Loan, the Company granted, but did not issue, 400,000 restricted shares of its common stock valued at $3,370,000 during the year ended December 31, 2013. The Company issued these shares during 2014, along with an additional 600,000 restricted shares of its common stock as a financing cost with a fair value of $7,604,000.

Furthermore, the Company also determined that since the conversion prices of the notes was less than the market prices of the common stock feature upon the date of issuance or modification, a beneficial conversion feature existed on those dates. The fair value of the common shares and warrants issued, and the value of the beneficial conversion feature that arose on the date of issuance were recorded as financing costs or as a valuation discount at issuance, and had been fully amortized as of December 31, 2014. During the year ended December 31, 2014, the Company amortized $1,558,620 of the LowCal Loan discount which was recorded to interest and finance costs.

On May 13, 2014, the Company entered into a third amendment to the LowCal Note, pursuant to which, among others, the conversion price of the LowCal Note was further reduced from its then conversion price of $4.0 per share to $2.50 per share, and the maturity date was extended to December 31, 2014. The reduction in the conversion price resulted in a modification cost of $11,250,000 pursuant to the provisions of ASC Topic 470-50, Accounting for Modification (or Exchange) of Convertible Debt Instruments ("ASC 470-50"). The modification cost was calculated as the intrinsic value relating to the fair value of the additional shares to be issued as a result of the modification and was recorded as a finance cost during the year ended December 31, 2014.

Pursuant to the third amendment to the LowCal loan agreement, in 2014 the Company issued to LowCal a warrant to purchase 500,000 restricted shares of common stock at $4.00 per share, expiring August 14, 2017. The Company determined the fair value of the 500,000 warrants to be $7,293,170 using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3.0 years
•	Volatility of 220%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.87%

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

During the years ended December 31, 2014 and 2013, the Company amortized $2,387,118 and $2,617,571, respectively, of the LowCal Loan discount which was recorded to interest and finance costs.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

NOTE 5 - NOTES PAYABLE

	December 31,
	2015	2014

Secured note payable, at 18% (1)	$600,000	$600,000
Note payable, at 6% (2)	-	250,000
Note payable, at 2%, (3)	100,000	100,000
Note payable at 10%, (4)	453,000	323,000
Note payable at 10%, (5)	150,000	-
Note payable at 10%, (6)	30,000	-
Note payable at 10%, (7)	50,000	-
Total	$1,383,000	$1,273,000

(1) On February 16, 2012, and as amended through January 1, 2016, Eos entered into a Secured Promissory Note with Vatsala Sharma ("Sharma") for a secured loan for $600,000 at an interest rate of 18% per annum (as amended, the "Sharma Loan"). The loan is secured by a blanket security interest in all of Eos' assets, and newly acquired assets, a mortgage on the Works Property, a 50% security interest in Nikolas Konstant's personal residence, and his personally held shares in a non-affiliated public corporation.  As amended, the maturity date of the Sharma Loan is July 1, 2016 (See Note 15).  As additional consideration for entering into the Sharma Loan, the Company issued 400,000 shares of common stock.  Under the terms of the Sharma Loan, Sharma will receive an additional 275,000 shares of the Company's common stock as of January 1, 2016.

(2) Effective May 22, 2012, and as amended through June 30, 2015, the Company entered into a Loan Agreement with Vicki P. Rollins ("Rollins") for a secured loan in the amount of $350,000, which does not accrue interest. The loan is secured by a subordinate blanket security interest in all of the Company's assets. On September 1, 2014, the Company issued to Rollins an aggregate of 250,000 new warrants pursuant to a loan extension and amendment.  The fair value of the 250,000 warrants was determined to be $3,212,283 using the Black-Scholes option pricing and recorded as a financing cost in 2014. The maturity date of the Rollins loan was October 1, 2015. This loan was fully paid during 2015 by a $50,000 payment made by the Company and a payment of $200,000 made by Plethora Enterprises, LLC ("Plethora") on behalf of the Company (see Note 6).

(3)  On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 that was extended to June 15, 2015 and includes an exit fee of $30,000.   The maturity date as subsequently been extended to April 30, 2016 (See Note 15).

(4)  On September 30, 2014, the Company issued an unsecured promissory note to Bacchus Investors, LLC ("Bacchus") for $323,000, with interest at 4%. During 2015, the Company issued additional unsecured promissory notes to Bacchus for a total of $130,000 with interest at 10%.  The unsecured promissory note is due upon demand.

(5) On April 15, 2015, the Company issued an unsecured promissory note to Clearview Partners II, LLC ("Clearview") for $150,000, with interest at 10%.  The Company and Clearview executed letter agreements extending the maturity date of the unsecured promissory note to July 1, 2016.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

(6) On November 5, 2015, the Company issued an unsecured promissory note to an individual for $30,000, with interest at 4% and a maturity date of April 1, 2016 as consideration for services rendered.

(7) On December 14, 2015, the Company issued an unsecured promissory note to an individual for $50,000, with interest at 10% and a maturity date of July 1, 2016.

The weighted average interest rate at December 31, 2015 for the outstanding notes payable is 12.6%

NOTE 6 – NOTES PAYABLE, RELATED PARTY

During the year ended December 31, 2015, Plethora sold an aggregate of 4,580,000 of its shares of the Company's restricted common stock in private sales.  Following the private sales transactions, Plethora loaned all of the aggregate proceeds from the private sale of stock of to the Company, and concurrently, the Company issued Plethora separate unsecured promissory notes for the aggregate principal amount received. The proceeds from these sales were $1,520,000, of which $1,320,000 of the cash proceeds were loaned directly to the Company, and $200,000 was paid directly to retire an existing note payable.  All of the loans extended by Plethora to the Company accrue interest at an annual rate of 10%, and become due on July 1, 2016.  During the year ended December 31, 2015, $311,840 of the notes was repaid.  At December 31, 2015, the aggregate principal balance due under the promissory notes was $1,208,160. Nikolas Konstant, the Company's CFO and Chairman of the Board is the sole member and manager of Plethora.

Of the 4,580,000 shares of common stock sold by Plethora as discussed above, 3,820,000 shares were sold to either affiliates of the Company, vendors, or individuals with whom the Company had a past business relationship.  The Company considered the provisions of Staff Accounting Bulletin ("SAB") Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders and determined that the difference between the quoted market price of the shares and the sales price to the buyers as additional compensation cost and a contribution to capital by a major related party stockholder (Plethora).  As such, the Company recorded a charge of $12,483,000 during the year ended December 31, 2015 relating to the difference between the sales price and the fair market price of the shares on the date of the transaction.

NOTE 7 – ASSET RETIREMENT OBLIGATION

Changes in the Company's asset retirement obligations were as follows:

	Year Ended December 31,
	2015	2014
Asset retirement obligation, beginning of period	$84,102	$76,457
Additions	-	-
Accretion expense	8,410	7,645
Asset retirement obligations, end of period	$92,512	$84,102

NOTE 8 – CONVERTIBLE PROMISSORY NOTE

Clouding IP, LLC

On December 26, 2012, Eos entered into an Oil & Gas Services Agreement with Clouding IP, LLC ("Clouding") in order to retain the oil and gas related services of Clouding and its affiliates.

Concurrently with the execution of the Oil & Gas Services Agreement with Clouding, on December 26, 2012, the Company executed a series of agreements with Clouding in order to secure a $250,000 loan (the "Clouding Loan"). Pursuant to the Clouding Loan documents, Eos granted Clouding a mortgage and security interest in and on the Company's assets. The maturity date of the Clouding Loan was March 31, 2013 which was amended to August 31, 2013, pursuant to a written extension on April 19, 2013, and interest accrues on the Clouding Loan at a rate of 4% per annum commencing December 26, 2012. On the maturity date, Eos further agreed to pay to Clouding a loan fee of $25,000. At Clouding's option, the principal amount of the loan, together with any accrued and unpaid interest or other charges, may be converted into common stock of the Company at a conversion price of $2.50 per share.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

As the Clouding Loan was not repaid in full on the initial March 31, 2013 maturity date, pursuant to the terms of the Clouding Loan, the Company issued to Clouding an additional 150,000 shares of its Series B preferred stock, which were subsequently converted into 150,000 shares of common stock.  As of December 31, 2013, the amount outstanding on the note was $250,000.

On various dates in May and June 2014, the Company paid what it believed to be the remaining outstanding principal; however, Clouding made claims that certain amounts of interest, as well as a loan termination fee, were still due.  On August 20, 2014, the Company entered into a settlement agreement for full cancellation and satisfaction of the Clouding Loan and related agreements.  Pursuant to the settlement agreement, the Company was to make a one-time payment of $52,500 and issue 1,775,000 warrants to Clouding and certain related parties.  If the $52,500 was not paid by August 22, 2014, then the amount due would be increased by 10% and then an additional 1% for each additional 30 days that the Company had not cured the default.  As of December 31, 2015, the amount due is $60,060 and has been reflected as an accrued expense in the accompanying consolidated balance sheet.  The warrants had an exercise price of $4 per share and an expiration date of August 20, 2018.  The warrant agreement provided for a reduction in exercise price to 75% of the original exercise price if the Company did not pay the $52,500 by August 22, 2014 and also included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities.  Pursuant to the agreement, the exercise price was reduced to $3 when the Company did not make the required payment of $52,500 and further reduced the exercise price to $2.50 when the Company issued additional warrants with an exercise price of $2.50.  Due to the anti-dilution provision, the Company determined that the warrants were derivatives and recorded the fair value of the warrants of $26,317,756 at issuance as a derivative liability and as a loss on debt extinguishment on the December 31, 2014 consolidated financial statements.

NOTE 9 – DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity's own stock.  Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  In 2014, the Company issued 1,775,000 warrants that included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. Pursuant to ASC Topic 815, "Derivatives and Hedging", the Company determined that these warrants met the definition of a derivative, and are to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of December 31, 2015 and 2014, and on August 20, 2014 (issuance date of the warrants), the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

	December 31,	December 31,	August 20, 2014
	2015	2014	(Issuance Date)
Exercise Price	$2.00	$2.50	$4.00
Stock Price	$4.00	$6.50	$15.00
Risk-free interest rate	1.06%	1.10%	0.94%
Expected life of the options (Years)	2.64	3.64	4.00
Expected volatility	180%	188%	220%
Expected dividend yield	0%	0%	0%
Expected forfeitures	0%	0%	0%

Fair Value	$6,381,553	$11,039,552	$26,317,756

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

The Company recorded an adjustment to the fair value of derivative liabilities of $4,657,999 and $15,224,507 for the years ended December 31, 2015 and 2014, respectively.

NOTE 10 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora, which is solely owned by Nikolas Konstant, the Company's Chairman of the Board and Chief Financial Officer.  Under the consulting agreement, for the years ended December 31, 2015 and 2014, the Company recorded compensation expense of $360,000 and $360,000, respectively.   At December 31, 2015 and 2014, there was $180,000 and $0, respectively, due to Mr. Konstant under the Plethora consulting agreement.

In addition, Plethora has made advances to the Company as described in Note 6.

Other

On October 3, 2011, the Company entered into an Exclusive Business Partner and Advisory Agreement with Baychester Petroleum, a Ghanaian limited liability company ("Baychester"), which owns a 10% minority interest in EAOG and PBOG. The terms of such agreement were amended in June 2014. Pursuant to the amended agreement dated June 16, 2014, the Company agreed to pay to Baychester $35,000 by September 2014 in exchange for services rendered. Moreover, commencing July 1, 2014 and continuing every month thereafter, the Company agreed to pay to Baychester a monthly consulting fee of $10,000, provided, however, that the Company reserved the right to audit and review Baychester's provided services every three months, and, if the Company determines the services rendered are not commensurate with $10,000 a month in compensation, the Company may, in its sole and absolute discretion, upon written notice to Baychester, immediately decrease or terminate any and all remaining future monthly cash fee payments to Baychester. Finally, in the event the Ghanaian Ministry of Energy formally invites the Company to a meeting to negotiate the terms of a deal to acquire a concession in Ghana, regardless of the outcome of the meeting, the Company will pay to Baychester an additional $35,000. The Company recorded compensation expense of $0 and $67,806, respectively under the agreement with Baychester consulting agreement, for the years ended December 31, 2015 and 2014. Pursuant to its own terms, the Exclusive Business Partner and Advisory Agreement expired on June 16, 2015.

NOTE 11 - STOCKHOLDERS' DEFICIT

Stock Issuances for Services

On January 15, 2013, the Company issued 25,000 shares of the Company's Series B Preferred Stock pursuant to a consulting agreement.  The value of the shares totaled $500 and was recorded as consulting expense.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

During 2013, the Company issued to Quantum 100,000 shares of common stock pursuant to a consulting agreement.   The value of the shares totaled $570,500 and was recorded as consulting expense.

On August 1, 2013, the Company issued 500,000 shares of common stock to AGRA Capital, LLC ("AGRA") pursuant to a consulting agreement.  The value of the shares totaled $1,250,000 and was recorded as consulting expense.

During the year ended December 31, 2014, the Company issued 20,000 shares of common stock pursuant to a consulting agreement.  The value of the shares totaled $286,000 and was recorded as consulting expense.

On June 23, 2013, the Company entered into a one-year consulting agreement with Hahn Engineering, Inc. ("Hahn"). Pursuant to the agreement, Hahn was issued 2,000 restricted shares of common stock of the Company per month. While initially such monthly issuances were capped at 24,000 shares, in June 2014 the parties agreed to continue the consulting agreement month-to-month and to continue to provide 2,000 restricted shares of common stock of the Company to Hahn each such month. At December, 2013, Hahn had received 13,000 restricted shares of common stock of the Company valued at $88,110, which was recorded as consulting expense. During the year ended December 31, 2014, Hahn had received 24,000 restricted shares of common stock of the Company valued at $315,119, which was recorded as consulting expense. During the year ended December 31, 2015, Hahn received 14,000 restricted shares of common stock of the Company valued at $62,659, which was recorded as consulting expense.  On August 11, 2015, the Company and Hahn mutually agreed to terminate Hahn's June 23, 2013 consulting agreement.

Stock Issuances Related to Notes Payable

On March 31, 2013, the Company issued 150,000 shares of the Company's Series B Preferred Stock pursuant to a loan agreement with Clouding.  The value of the shares totaled $3,000 and was recorded as interest expense.

On November 7, 2013, the Company issued 70,000 shares of common stock pursuant to the amendment of the Babcock Loan (See Note 13).  The value of the shares totaled $598,500, and was recorded as loss on debt extinguishment.

On November 17, 2013, the Company issued 28,885 shares of common stock pursuant to the amendment of the RT Holdings loan.  The value of the shares totaled $239,497 of which $28,855 was applied toward the loan and the remaining $210,642 was recorded as loss on debt extinguishment.

On February 2, 2014, the Company issued 66,000 shares of common stock to RT Holdings pursuant to a loan settlement agreement.  The value of the shares totaled $693,001 and was recorded as a reduction of the note payable of $53,380 and a loss on debt modification of $639,621.

Stock Issuances for Cash

On June 21, 2013, the Company issued 500,000 restricted shares of common stock at $0.10 per share or for a total of $50,000 cash pursuant to a consulting agreement with Brian Hannan and Jeffrey Ahlholm.

NOTE 12 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of option activity is presented below:

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2012	100,000	2.50	2.58
Granted	600,000	2.50
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2013	700,000	2.50	4.07
Granted	600,000	2.50
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2014	1,300,000	2.50	3.81
Granted	25,000	2.50
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2015	1,325,000	2.50	3.08	2,186,250
Exercisable, December 31, 2015	1,325,000	2.50	3.08	2,186,250

The following table summarizes information about options outstanding at December 31, 2015:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,325,000	2.82	2.50

The following table summarizes information about options exercisable at December 31, 2015:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
2.50	1,325,000	2.82	2.50

On June 23, 2013, the Company entered into an employment agreement with Martin Oring, who also acts as a director of the Company, in which Mr. Oring was appointed the CEO of the Company. In exchange for Mr. Oring's services, he received an option to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five-year term valued at $1,935,908. 50,000 options shares vested each month the employment agreement remained in effect through June 30, 2014. On August 18, 2014, the Company and Mr. Oring entered into a new employment agreement in which Mr. Oring agreed to continue to act as the Company's CEO in exchange for new options. Pursuant to the new agreement entered, the Company issued to Mr. Oring an additional option to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term valued at $8,951,004. 50,000 of such options vested immediately on the date of grant for Mr. Oring's services provided in July 2014 and the remaining options vested through June 30, 2015.

On February 11, 2015, Sudhir Vasudeva was granted an option to purchase 25,000 restricted shares of the Company's common stock in exchange for his services as a director of the Company. Such options were valued at $98,226 using a Black-Scholes valuation model, vested fully on the date of issuance, have an exercise price of $2.50 per share and expire on May 1, 2016. Furthermore, on February 11, 2015, the Company extended the expiration date of an aggregate of 100,000 options which had previously been granted and vested to certain directors of the Company at an exercise price of $2.50 per share, and which were set to expire on May 1, 2015. As extended, such options now also expire on May 1, 2016.  The value of the extension of the options was calculated as $99,684 using a Black-Scholes valuation model.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the years ended December 31, 2015, 2014 and 2013 are as follows:

	December 31,
	2015	2014	2013
Risk-free interest rate	1.10%	0.73%	0.73%
Expected life of the options (Years)	1.22	4.95	3
Expected volatility	182%	220%	214%
Expected dividend yield	0%	0%	0%
Expected forfeitures	0%	0%	0%

The weighted average grant-date fair value for the options granted during the years ended December 31, 2015, 2014 and 2013, was $3.93, $14.92 and $3.23, respectively.

During the years ended December 31, 2015, 2014 and 2013, the Company recorded $4,673,412, $5,443,458 and $967,954, respectively, of share based compensation.

As of December 31, 2015, there is no unamortized balance related to future stock based compensation for options previously granted.
Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2012	9,668,000
Granted	1,890,000	7.18
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2013	11,558,000	4.50	2.21
Granted	3,444,992	2.99
Exercised	-
Forfeited/Canceled	(425,000)	2.62
Outstanding, December 31, 2014	14,577,992	4.69	1.96
Granted	2,125,000	2.39
Exercised	-
Forfeited/Canceled	(8,090,000)	4.21
Outstanding, December 31, 2015	8,612,992	3.25	2.66	11,237,988
Exercisable December 31, 2015	8,612,992	3.25	2.66	11,237,988

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013
The following tables summarize information about warrants outstanding and exercisable at December 31, 2015:
Warrants Outstanding
			Weighted	Weighted
			Average	Average
Exercise	Number of		Remaining	Exercise
Price ($)	Shares		Life (Years)	Price ($)
2.00	2,775,000	(1)	2.77	2.00
2.50	2,889,992		3.41	2.50
3.00	1,353,000		0.99	3.00
4.00	75,000		2.59	4.00
6.00	20,000		1.59	6.00
7.15	1,500,000		2.53	7.15
	8,612,992

(1)
Includes 1,775,000 warrants that include an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. See Note 9.  The current exercise price for these 1,775,000 warrants is $2.00 per share.

GEM Global Yield Fund

The Company and GEM, a member of the Global Emerging Markets Group, entered into a financing commitment on August 31, 2011, whereby it was anticipated GEM would provide and fund the Company with up to $400 million dollars, through a common stock subscription agreement (the "Commitment"), for the Company's African acquisition activities.  The Company and GEM formalized the Commitment by way of a definitive Common Stock Purchase Agreement and Registration Rights Agreement, both dated as of July 11, 2013 (collectively referred to as the "Commitment Agreements"). Together with formalizing the Commitment, pursuant to the Commitment Agreements and subject to certain restrictions contained therein, the Commitment may be drawn down at the Company's option as the Company issues shares of common stock to GEM in return for funds.  No funds under this agreement have been drawn down to date.

In consideration of the agreement, the Company issued to GEM and a GEM affiliate a total of three common stock purchase warrants to purchase a total of 8,372,000 shares of common stock as follows:

•	GEM A Warrants with a fair valued of $6,298 were issued to purchase a total of 2,399,000 shares of the Company's common stock and vested in 2012. These warrants expired on November 12, 2015;

•	GEM B Warrants with a fair value of $4,095,407 were issued to purchase 1,303,000 shares of common stock of the Company at an exercise price of $3.00 per share that vested in 2013;

•
GEM C Warrants to purchase 4,670,000 shares of common stock of the Company, at an exercise price of $5.35 per share, that would vest only upon the Company upon certain conditions described below.  These warrants expired on November 12, 2015 prior to vesting.

The fair value of the warrants issued in 2013 was determined using the Black-Scholes option pricing model with the following assumptions:

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

  Expected life of 3.34 years
  Volatility of 214%;
  Dividend yield of 0%;
  Risk free interest rate of 0.65%
The Company issued warrants to purchase 4,670,000 shares of common stock of the Company to GEM at an exercise price of $5.35 per share (the "GEM C Warrant"). Prior to its amendment, the GEM C Warrant would vest only upon the Company acquiring certain rights to oil and gas in Ghana. As amended, the GEM C Warrant will vest upon either of the following dates: (i) the date that the Company, or a subsidiary or affiliate of the Company, and the Ghanaian Ministry of Energy receive ratification from the Ghanaian Parliament for acquiring a block concession for oil and gas exploration; or (ii) the Company or a Subsidiary closes a deal to acquire assets having a cost greater than $40,000,000. Prior to its amendment, the GEM C Warrant also provided the Company with an option to elect to shorten the term of the GEM C Warrant (the "Company Shortening Option"), so long as certain terms and conditions had been satisfied. The amendment changed some of the terms and conditions that must be satisfied prior to the Company's use of its Company Shortening Option. As amended, the Company may elect to shorten the term of the GEM C Warrant by moving the expiration date to the date six months (plus any additional days added if the underlying shares remain unregistered after 270 days) from the day that all of the following conditions have been satisfied: (i) either of the preconditions to vesting set forth above have been satisfied; (ii) the Company has publicly announced the ratification set forth in (i); (iii) the shares issuable upon exercise of the GEM C Warrant are subject to an effective registration statement; and (iv) the Company provides notice to GEM of its election to shorten the term within twenty business days of the last of the conditions in (i), (ii) and (iii) to occur.  The other terms and conditions of the original GEM C Warrant remain unaltered.  These warrants expired on November 12, 2015 prior to vesting.

As further consideration for GEM's execution of the Commitment Agreements, on July 11, 2013 GEM and GEM affiliates received common stock purchase warrants to purchase an additional 1,500,000 shares of common stock of the Company ("Additional Warrants"). The Additional Warrants vested on July 11, 2014 with a ceiling of $8.00, expire after five years and have an exercise price equal to the 30 day average trading price of the Company's common stock on July 11, 2014. If the shares underlying the Additional Warrant were not registered within 24 months of July 11, 2013, the expiration date will be extended for each additional day the shares underlying Additional Warrant remain unregistered after 24 months.  The fair value of the 1,500,000 Additional Warrants was determined to be $19,085,444 using the Black-Scholes option pricing model with the following assumptions:

  Expected life of 4.00 years
  Volatility of 220%;
  Dividend yield of 0%;
  Risk free interest rate of 0.92%

The remaining fair value was amortized through the vesting period of July 11, 2014.  The Company expensed $13,415,380 during the year ended December 31, 2014 and expensed $5,670,064 during the year ended December 31, 2013 for a cumulative expense of $19,085,444.

Pursuant to the Commitment Agreements, the Company was required to use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a structuring fee equal to $4 million, which was to be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company has drawn down from the Commitment at that time. At the Company's election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to 90% of the average closing trading price of the Company's common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013. As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM (see Note 13).

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Warrants Issued to Consultants

AGRA and BAS Agreements

Pursuant to a consulting agreement effective as of August 1, 2013, as subsequently amended from time to time (the " BAS Agreement "), between the Company, AGRA Capital, LLC (" AGRA ") and BA Securities, LLC ("BAS"), AGRA and BAS agreed to provide certain financial advisory services to the Company.

On April 6, 2015, and as subsequently amended through September 28, 2015, the Company entered into an agreement ("Agreement ") with Mr. Konstant, AGRA, BAS, Jeff Ahlholm, and Lloyd Brian Hannan (AGRA, BAS, Mr. Ahlholm and Mr. Hannan are collectively referred to herein as "BAS and Agents"). The Agreement terminated the BAS Agreement in its entirety. The Agreement further provides that, in the event that the Company completes certain acquisitions or financings on or prior to April 7, 2017, then additional cash and warrant compensation will be paid to BAS and Agents.  Further, in consideration for advisory services previously rendered, the Company issued an aggregate of 1,500,000 warrants to BAS and Agents, all vesting immediately with an exercise price of $2.50 per share and an expiration date of May 1, 2019. The fair value of the warrants was determined to be $7,307,825 using a Black-Scholes model. Pursuant to the Agreement, the Company also extended the expiration date of another 600,000 warrants currently held by BAS and Agents to May 1, 2019, and reduced the exercise price from $4.00 per share to $2.50 per share. The fair value of the extension and modification of these warrants was determined to be $121,339. The Company used the following assumptions in determining the fair value:

•	Expected life of 3.32 to 4.07 years
•	Volatility of 182%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.10%

BAS Securities, LLC

On August 1, 2014, the Company issued to BAS, 500,000 warrants to purchase restricted shares of its common stock at $4.00 a share, vesting immediately and expiring after four years. The warrants were provided for BAS continuous support in providing consulting services to the Company. The Company determined the fair value at the date of grant to be $6,404,466 using the Black-Scholes option pricing model with the following assumptions:

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

Other Consultants

During the year ended December 31, 2015, the Company issued a total of 125,000 warrants to consultants with an aggregate fair value of $577,897 and recorded as expense during the year ended December 31, 2015.   In addition, warrants previously issued to a consultant in 2014 with a fair value of $150,223 vested during the period and were recorded as expense during the year ended December 31, 2015. The fair values of the warrants granted in 2015 were determined using the Black-Scholes option pricing model with the following assumptions:

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

•	Expected life of 3-5 years
•	Volatility of 179%-182%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.01% - 1.10%

During the year ended December 31, 2014, the Company issued a total of 419,999 warrants to consultants with an aggregate fair value of $4,978,540 and recorded as expense during the year ended December 31, 2014.   In addition, warrants previously issued to a consultant in 2013 with a fair value of $80,521 vested and were recorded as expense during the year ended December 31, 2014.  The fair values of the warrants granted in 2014 were determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3-5 years
•	Volatility of 188%-221%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.01% - 1.10%

During the year ended December 31, 2013, the Company issued a total of 350,000 warrants to consultants with an aggregate fair value of $1,401,733 and recorded as expense during the year then ended.   The fair values of the warrants granted in 2013 were determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3-5 years
•	Volatility of 214%-277%;
•	Dividend yield of 0%;
•	Risk free interest rate of .85%

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On August 2, 2012, Eos executed a series of agreements with 1975 Babcock, LLC ("Babcock") in order to secure a $300,000 loan (the "Babcock Loan"). As of August 3, 2012, Eos also leased 7,500 square feet of office space at 1975 Babcock Road in San Antonio, Texas (the "Babcock Lease") from Babcock. On November 7, 2013, the Company, Eos and Mr. Nikolas Konstant (the Company's Chairman of the Board and Chief Financial Officer) entered into an agreement for the payment and satisfaction of the Babcock Loan and Babcock Lease, as amended, and all other related agreements. Under the terms and conditions of the agreement, in order to pay off and satisfy the Babcock Loan in full and void the Babcock Lease, including any rent then owed and payable, in its entirety, Eos agreed to pay $330,000.  In addition, the Company agreed to issue an aggregate of 70,000 restricted shares of the Company's common stock to certain affiliates of Babcock, which were issued on January 13, 2014.

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

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Dune Merger Agreement

On September 17, 2014 the Company entered into an Agreement and Plan of Merger with Dune Energy Inc. ("Dune") and Eos Delaware, dated as of September 16, 2014, as subsequently amended (the "Dune Merger Agreement"), and on the terms and subject to the conditions described therein, Eos Delaware agreed to conduct a cash tender offer to purchase all of Dune's issued and outstanding shares of common stock at a price of $0.30 per share in cash, without interest, upon the terms and conditions set forth in the Dune Merger Agreement.

Due to the severe decline in oil prices, the Company's sources of capital for the merger and tender offer were withdrawn, and the Company was unable to complete the merger and tender described in the Dune Merger Agreement on the terms originally negotiated. After a series of amendments to the Dune Merger Agreement while the parties continued to try to negotiate financing terms, the tender offer ultimately expired on February 27, 2015.

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

GEM Global Yield Fund

Pursuant to the Commitment Agreements, the Company was required to use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a structuring fee equal to $4 million, which was to be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company had drawn down from the Commitment at that time. At the Company's election, the Company may elect to pay the structuring fee in registered shares of its common stock of the Company at a per share price equal to 90% of the average closing trading price of the Company's common stock for the thirty-day period immediately prior to the 18 month anniversary of July 11, 2013. As of January 11, 2015, the 18 month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.  As of December 31, 2015, the Company has recorded an accrued structuring fee of $4 million.

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

The minimum lease payments are as follows:

Year	Amount
2016	$198,876
2017	68,876
$267,752

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013
Rent expense for the years ended December 31, 2015, 2014 and 2013 was $177,545, $177,545 and $177,545, respectively.

NOTE 14 - INCOME TAXES

Deferred tax assets of the Company are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$3,802,383	$2,712,421
Deferred compensation	55,172	36,450
Accrued expenses	4,172,035	416,513
Stock based compensation	181,247	181,247
Valuation allowance	(8,210,837)	(3,346,631)
Net deferred tax asset	$-	$-

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

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, were as follows:

	2015	2014	2013
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal taxes	(6)%	(6)%	(6)%
Non-includable items	17%	27%	20%
Increase in valuation allowance	23%	13%	20%
Effective income tax rate	-	-	-

The components of income tax expense for the years ended December 31, are as follows:

	2015	2014	2013

Current federal income tax	$-	$-	$-
Current state income tax	-	-	-
Deferred taxes	(4,864,206)	(1,020,550)	(1,075,587)
Valuation allowance	4,864,206	1,020,550	1,075,587
	$-	$-	$-

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2015 and 2014, no liability for unrecognized tax benefits was required to be recorded."

At December 31, 2015, the Company had net operating loss carry forwards of approximately $9,455,000 for both federal and state that may be offset against future taxable income. These carry forwards will begin to expire in the year ended December 31, 2031 for federal and state.  No tax benefit has been reported in the December 31, 2015, 2014 and 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 15– SUBSEQUENT EVENTS

Sharma Loan Extension and Share Issuance

Effective January 1, 2016, the Company and Vatsala Sharma ("Sharma") amended the Secured Promissory Note, with a principal balance of $600,000 and interest at 18% per annum, originally dated February 15, 2012 (as amended, the "Sharma Loan"), to extend the maturity date of the Sharma Loan to July 1, 2016.  In addition, under the terms of the Sharma Loan, the Company issued to Sharma 275,000 restricted shares of its common stock as of January 1, 2016, with total fair value of $1,100,000 and recognized as financing cost in 2016.

Ridelinks Loan Extension

One March 25, 2016, the Company and Ridelinks, Inc. ("Ridelinks"), entered into an Amended and Restated Promissory Note between the parties (the "Amended Ridelinks Note"), which amended and restated the original promissory note between the parties dated October 9, 2014 (the "Ridelinks Loan").  Under the terms of the Amended Ridelinks Note, the Company agreed to pay Ridelinks $100,000 of the remaining principal due on the Ridelinks Loan, along with $15,350 of accrued interest, and the $30,000 exit fee as originally set forth in the Ridelinks Loan, as full payment and satisfaction of the Amended Ridelinks Note.  The maturity date of the Amended Ridelinks Note is April 30, 2016.  As consideration for the Amended Ridelinks Note, the Company agreed to issue 40,000 restricted shares of its common stock to Ridelinks by April 6, 2016.

Appointment of Alan D. Gains as Chief Executive Officer

Effective January 11, 2016 (the "Effective Date"), the Company entered into an employment agreement with Alan D. Gaines whereby Mr. Gaines is appointed as the Company's Chief Executive Officer, reporting to the Board of Directors. In connection with the appointment of Mr. Gaines, Martin B. Oring stepped down from the position of Chief Executive Officer as of the Effective Date, but will continue serving as a member of the Board of Directors.

In connection with Mr. Gaines' appointment, he will receive an annual base salary of $150,000, which may be increased up to $420,000 annually based on achievement of certain company and individual performance objectives. Mr. Gaines will also be eligible for certain annual bonuses based in part on achievement of certain company and individual performance objectives, and in part on the discretion of the Board of Directors of the Company.

In connection with Mr. Gaines' employment as CEO, the Company and Mr. Gaines also entered into a Stock Option Agreement, signed on December 16, 2015 and effective as of the Effective Date, whereby the Company would issue to Mr. Gaines options to purchase up to 4,500,000 shares of the Company's restricted common stock, all of which have an exercise price of $1.00 per share and expire on the fifth anniversary of the Effective Date, with total fair value at grant date of $17,627,047, calculated using the Black Scholes option pricing model. The options shall vest as follows: (i) 1,500,000 of the shares vested on the Effective Date; 1,500,000 of the shares shall vest on the first anniversary of the Effective Date; and 1,500,000 of the shares shall vest on the second anniversary of the Effective Date.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

Buchmiller Note

On January 20, 2016, the Company issued an unsecured promissory note to Judith Ann Buchmiller for $50,000, with an interest rate of 10% per annum and due on July 1, 2016.

Warrants

On February 18, 2016, the Company granted to a consultant a warrant to purchase 100,000 shares of the Company's common stock, which is exercisable at $2.00 per share and expires on February 18, 2021, with total fair value at grant date of $386,661, calculated using the Black Scholes option pricing model.

On March 25, 2016, the Company granted to an employee a warrant to purchase 50,000 shares of the Company's common stock, which is exercisable at $1.00 per share and expires on March 25, 2021, with total fair value at grant date of $182,734, calculated using the Black Scholes option pricing model.

Seventh Amendment to the LowCal Agreements

On March 11, 2016, the Company and LowCal amended the LowCal Agreements (the "Seventh Amendment to the LowCal Agreements").  Under the Seventh Amendment to the LowCal Agreements: (i) the maturity dates of the LowCal Loan and Second LowCal Note was extended to May 1, 2016; (ii) the expiration date of LowCal's warrants was extended to May 1, 2020; (iii) the Company will issue to LowCo [EOS/PETRO], LLC ("LowCo") an additional 75,000 restricted shares of the Company's common stock; and (iv) the parties agreed that if: (1) the Company pays off the $3,250,000 principal balance of the Second LowCal Note in full, plus any accrued and unpaid interest, and (2) either: (i) the Company closes a transaction where it acquires at least $10,000,000 in additional assets, through an asset purchase, stock purchase, merger, or other similar transaction, which shall be determined by generally accepted accounting principles, or (ii) the Company successfully uplists its common stock to a national exchange market (NASDAQ or  the New York Stock Exchange), then the following will automatically occur: (1) the conversion price of the LowCal Loan will be reduced from $2.50 per share to $2.00 per share, and (2) any outstanding principal and interest due on the LowCal Loan will be converted at a price of $2.00 per share into restricted shares of the Company's common stock, which shall be issued to LowCo.

NOTE 16 – SELECTED QUARTERLY DATA (UNAUDITED)

	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015	Total
Revenue	$60,059	$70,900	$39,863	$37,230	$208,052
Loss from operations	(20,333,120)	(6,684,798)	(3,238,191)	(6,647,539)	(36,903,648)
Net loss	$(17,888,957)	$(3,583,851)	$(7,600,580)	$(6,379,636)	$(35,453,024)
Basic and diluted loss per share	$(0.37)	$(0.08)	$(0.16)	$(0.13)	$(0.74)

	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014	Total
Revenue	$103,706	$323,121	$187,805	$145,820	$760,452
Loss from operations	(11,005,511)	(6,814,549)	(11,690,567)	(697,195)	(30,207,822)
Net loss	$(16,167,341)	$(12,718,954)	$(56,946,844)	$6,999,233	$(78,833,906)
Basic and diluted loss per share	$(0.35)	$(0.27)	$(1.21)	$0.15	$(1.68)

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013
NOTE 17 - SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

	Years Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
Unproved property acquisition costs	$-	$-	$-
Exploration costs	-	-	117,050
Development costs	-	-	-
Asset retirement obligation	8,410	7,645	6,951
Total cost incurred	$8,410	$7,645	$124,001

Estimated Quantities of Proved Reserves

Hahn Engineering, Inc., an independent engineering firm, prepared the estimates of the proved reserves, future production, and income attributable to the leasehold interests as of December 31, 2015 and 2014. Estimates of proved reserves as of December 31, 2015 and 2014 were prepared by management using the report of Hahn Engineering, Inc. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves estimated to be recovered through existing wells. Proved undeveloped reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company's Proved Reserves are located onshore in the continental United States of America.

The following table shows the estimated proved developed reserves and the proved undeveloped reserves:

Estimated Quantities of Proved Reserves

	December 31,	December 31,	December 31,
	2015	2014	2013
	Oil	Oil	Oil
	(bbls)	(bbls)	(bbls)
Balance, beginning of the year	234,222	222,413	89,054
Purchases of reserves in place	-	-	-
Revision of previous estimates	(19,869)	20,588	140,101
Production	(4,847)	(8,779)	(6,742)
Net change	209,506	234,222	222,413

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013
The following table reflects the changes in estimated quantities of proved reserves:

Estimated Quantities of Proved Reserves

	December 31,	December 31,	December 31,
	2015	2014	2013
	Oil	Oil	Oil
	(bbls)	(bbls)	(bbls)

Proved developed reserves:	36,914	59,310	41,453
Proved undeveloped reserves:	172,592	174,912	180,960
Total proved reserves	209,506	234,222	222,413

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

Standardized Measure of Oil and Gas

	December 31,	December 31,	December 31,
	2015	2014	2013
Future cash inflows	$9,069,498	$20,606,888	$19,999,359
Future production and development costs	(3,608,652)	(4,452,624)	(5,479,000)
Future income taxes	-	(3,774,242)	(3,894,466)
Future net cash flows	5,460,846	12,380,022	10,625,893
Discount of future net cash flows at 10% per annum	(2,688,176)	(4,175,058)	(4,058,069)
Standardized measure of discounted future net cash flows	$2,772,670	$8,205,964	$6,567,824

Reserve estimates and future cash flows are based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The average prices used for 2015, 2014 and 2013 were $42, $88 and $90 per barrel, respectively, for crude oil.  At December 31, 2015, the price per barrel of oil was $38.   The future cash flow could be significantly different than the amount in the above table when the oil is actually sold.

Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for the tax basis of oil and gas properties and available applicable tax assets. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the Company's oil and gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in oil and gas reserve estimates.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

The following table sets forth the changes in standardized measure of discounted future net cash flows relating to prove oil and gas reserves for the periods indicated.

Changes in Standardized Measure

	December 31,	December 31,	December 31,
	2015	2014	2013
Beginning of the year	$8,204,964	$6,567,824	$2,631,279
Sales of oil and gas produced, net of production costs	(59,959)	(333,376)	(194,763)
Purchases of minerals in place	-	-	-
Revision of previous quantity estimates	(5,372,335)	1,970,516	4,131,308
Net change	$2,772,670	$8,204,964	$6,567,824