Form 10-K/A
period 2015-12-31
Eos Petro, Inc.
filed 2016-04-29
CIK 1419583

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015.
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-53246

Eos Petro, Inc.
 (Name of registrant as specified in its charter)

Nevada	98-0550353
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification Number

1999 Avenue of the Stars, Suite 2520
Los Angeles, California	90067
Address of principal executive offices	Zip Code

(310) 552-1555
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
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

The number of shares of the registrant's common stock, $0.0001 par value per share, outstanding as of April 28, 2016 was 48,217,882.

FORM 10-K/A
EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report of Eos Petro, Inc. on Form 10-K/A, or this Form 10-K/A, amends our Annual Report on Form 10-K for the year ended December 31, 2015 (the "Original Form 10-K"), which was originally filed with the Securities and Exchange Commission (the "SEC") on April 5, 2016.  This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K.
Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.
As used in this Form 10-K/A, "Company," "we," "us" and "our" refer to Eos Petro, Inc. (together with its two wholly-owned subsidiaries, Eos Global Petro, Inc., a Delaware corporation, and Eos Merger Sub, Inc., a Delaware corporation; and Eos' own two subsidiaries, Plethora Energy, Inc., a Delaware corporation, and EOS Atlantic Oil & Gas Ltd., a Ghanaian limited liability company; and Plethora Energy's subsidiary, Plethora Bay Oil & Gas Ltd., a Ghanaian corporation, unless the context otherwise requires). All capitalized terms not defined herein shall be defined as set forth in the Original Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

Certain information relating to the officers and directors of our company, other corporate governance matters and other information required under this Item 10 is set forth in the Original Form 10-K and is incorporated herein by reference. The following is a listing of certain information regarding our directors and corporate governance.

Directors

Name	Age	Director Since	Position
Nikolas Konstant	56	2012	Chief Financial Officer and Chairman
Martin B. Oring	70	2012	Chief Executive Officer and Director
John R. Hogg	57	2012	Director
John Mitola	50	2012	Director and Corporate Secretary
Sudhir Vasudeva	61	2015	Director

Nikolas Konstant. Mr. Konstant is currently our Chairman of the Board and Chief Financial Officer.  He became our President, Chief Executive Officer, Chief Financial Officer and Chairman in connection with the closing of the Merger (as defined below). He also has served as the Chairman of Eos Petro, Inc. since 2011. Mr. Konstant has more than 18 years of experience as a merchant financier, investor and advisor to public and private companies on mergers and acquisitions, capital formation and balance sheet restructurings. Mr. Konstant has been providing equity and debt financing for public and private companies for over 18 years as a merchant financier. Previously, Mr. Konstant was the managing director of NCVC, LLC, a $200 million venture capital fund and indirect subsidiary of Nightingale Conant. While at NCVC, Mr. Konstant provided equity for the Wolfgang Puck Food Company, Nutrition for Life (which was the number one stock on NASDAQ in the year of 1996), On Stage Entertainment, Platinum Technologies and several other public companies. Previously, Mr. Konstant founded nanoUniverse, PLC (AIM: NANO), co-founded Electric City Corporation (currently known as Lime Energy Co.) (NASDAQ: LIME) and co-founded Advanced Cell Technology, Inc. (OTCBB: ACTC). Mr. Konstant has been a board member of Nightingale Conant, On Stage Entertainment, UCLA Board of Governors and on the board of the investment Subcommittee of Cedars Sinai Hospital. Mr. Konstant currently serves on the Cedars Sinai Board of Governors. Mr. Konstant is also the Chairman of DreamWorks Children of the World a charitable organization for Children of the World. Mr. Konstant attended Harvard Business School ("HBS") and has several certificates from HBS and the University of Chicago in addition to a degree of Calculus from Barstow College. He is semi-fluent in Greek, Italian and French. He is presently studying Mandarin. Mr. Konstant is a Mason at the Menorah Lodge #523. Mr. Konstant was a member of  the Young Presidents Organization (YPO) since 1998, with the Belair Chapter in Los Angeles, California. As a financier, investor and advisor, Mr. Konstant, we believe, will contribute his leadership skills, knowledge and finance background, and business experience to our board of directors. In addition, we believe that Mr. Konstant's membership on our board of directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Martin B. Oring.  Mr. Oring became a member of our Board of Directors in October of 2012. On June 23, 2013 he was appointed the Chief Executive Officer of the Company. Mr. Oring served as the Chief Executive Officer of the Company from June 2013 through January 2016.  Effective January 11, 2016, Mr. Oring resigned as Chief Executive Officer. Mr. Oring has been a member of the board of directors of Searchlight Minerals Corp. since October 6, 2008 and its President and Chief Executive Officer since October 1, 2010. Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001. Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations. From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations. From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities' capital market effort for large and medium-sized financial institutions. From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury). Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world's leading energy companies. When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury). Mr. Oring is also currently a director and chief executive officer of PetroHunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company. He also served as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Dublin, Ireland, which trades on the TSX Venture Exchange. Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations. He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from the Carnegie Institute of Technology. As a financial planner and an executive with experience in banking and finance, Mr. Oring, we believe, will contribute his leadership skills, knowledge and finance background, and business experience to our Board of Directors. In addition, we believe that Mr. Oring's membership on our Board of Directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

John R. Hogg.  Mr. Hogg became a member of our Board of Directors in October of 2012. He has over three decades of oil exploration and operations expertise, both in government negotiations and direct domestic negotiations, as well as in both onshore and offshore hydrocarbon projects. He has been involved with several substantial hydrocarbon discoveries totaling 1.5 trillion cubic feet of gas and more than 50 million barrels of oil. In 2015 Mr. Hogg became the President of Skybattle Resources Limited a private corporation.  From 2007 through the 2014, Mr. Hogg served as the Vice President of Exploration and Operation and a corporate officer at MGM Energy Corporation, where he managed all exploration and operations efforts on MGM assets on the Mackenzie Delta and in the Norman Wells area of the Central Northwest Territories. He was also responsible for the reserves and resources of MGM's Health Safety and Environmental Committee and the Audit Committee. Since 2008, Mr. Hogg has also served as a Director for Windsor Energy Inc., a private company exploration for hydrocarbons in Eastern Canada. From 2006 to 2007 Mr. Hogg worked as the Manager of New Ventures and Frontier Exploration for ConocoPhillips Canada, where his responsibilities included managing a staff of 40 geoscientists and engineers, managing an exploration program with eight million acres of land and building a portfolio of new play opportunities for the Senior Exploration Management, Canadian Arctic Business Unit and Canadian Leadership Teams. Mr. Hogg has focused on direct exploration and the production of assets throughout his career, including as Manager of New Ventures for Encana Corp from 2004 to 2005 and as Team Lead and Geological Specialist for Petro-Canada, Inc. from 1988 to 1997. His past work has also led him to senior roles with world-class exploration companies, including Gulf Resources and Husky Oil. He has had the opportunity and direct responsibility for several significant capital exploration programs. Mr. Hogg has received awards for his work throughout his distinguished career, the most recent of which was honorary member status from the American Association of Petroleum Geologists. Mr. Hogg has also been involved with influential industry trade associations, including acting as the president of the Canadian Society of Petroleum Geologists in 2003 and as vice president of the American Association of Petroleum Geologists. Mr. Hogg holds a B.Sc. in Geology from McMaster University and is registered as a Professional Geologist in Canada. As a person with executive and technical experience in the oil industry, we believe that Mr. Hogg will contribute his leadership skills, knowledge and oil industry background, and business experience to our Board of Directors. In addition, we believe that Mr. Hogg's membership on our Board of Directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

Sudhir Vasudeva. Mr. Sudhir Vasudeva became a member of our Board of Directors on February 19, 2015.  A majority of Mr. Vasudeva's diverse and rich experience has been in offshore oilfields.  Previously, Mr. Vasudeva served as a director of Oil and Natural Gas Corp. Ltd. ("ONGC") from February 1, 2009 through February 28, 2014, during which period he also served as the Chairman and Managing Director beginning on October 3, 2011.  Mr. Vasudeva also served as a director of ONGC Videsh Limited from March 3, 2009 through February 28, 2014, and served as the Chairman beginning on October 4, 2011.  He joined ONGC as an Executive Trainee in 1976 and steadily worked his way up with majority of his assignments in offshore oil-fields.  He served as the President of the Mumbai arm of the Society of Petroleum Engineers (SPE).  He served as the Chairman and Director of ONGC Tripura Power Company Limited. He served as a director of Mangalore Refinery and Petrochemicals, Ltd. from February 28, 2009 until March 1, 2014, and served as the Chairman from March 10, 2011 through February 28, 2014.  He serves as a Director of Pawan Hans Helicopters Ltd. He served as a Non-Executive Director of Petronet LNG Limited from November 21, 2011 to February 28, 2014.  Mr. Vasudeva is a Chemical Engineer and Gold Medalist from the GCET (now National Institute of Technology), Raipur, and holds a Post-Graduate Diploma in Management from IGNOU.  As a person with executive and technical experience in the oil industry, we believe that Mr. Vasudeva will contribute his leadership skills, knowledge and oil industry background, and business experience to our Board of Directors. In addition, we believe that Mr. Vasudeva's membership on our Board of Directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

John Mitola. On January 19, 2016, John Mitola resigned from his position as a director on the Company's Board of Directors, effective immediately. Mr. Mitola's resignation stemmed from personal reasons, and was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.  Mr. Mitola became a member of our Board of Directors in October of 2012. Since 2008, he has served as President and director of Juhl Wind, Inc., one of the longest standing wind power development companies in the United States, and a leader in the development of community wind farms. Mr. Mitola has presided over the structuring of $240 million in project financing required to fund the full-scale development and construction of eight wind farms in Minnesota and Nebraska. Prior to his position with Juhl Wind, Mr. Mitola was a managing partner with Kingsdale Capital International, a private equity and capital advisory firm that specialized in merchant banking, leveraged buyouts and corporate finance in the renewable energy industry. He currently owns and operates Quantum Advisors, LLC, a firm specializing in the structuring and startup of new enterprises in the energy, environmental and transportation fields. Mr. Mitola served as Chairman of the Illinois Toll Highway Authority from 2003 to 2009. The Illinois State Toll Highway Authority is one of the largest agencies in Illinois and is one of the largest transportation agencies in North America. From 2000 to 2006, Mr. Mitola served as the Chief Executive Officer and as a director of Electric City Corp., a publicly-traded company specializing in energy efficiency systems. From 1997 to 1999, Mr. Mitola served as the Vice President and General Manager of Exelon Thermal Technologies, a subsidiary of Exelon Corp, which designed and built alternative energy systems. From 1990 until his move to Electric City Corp, Mr. Mitola served in other various leadership roles at Exelon Thermal Technologies. Mr. Mitola also serves as a board member of IDO Security Inc., a publicly traded company. He is a member of the American Society of Heating, Refrigerating and Air-Conditioning Engineers and the Association of Energy Engineers. His community affiliations include membership in the Economic Club of Chicago, City Club of Chicago, Union League Club and the governing board of the Christopher House Board of Directors. He is also a member of the boards of Scholarship Chicago, the Illinois Council Against Handgun Violence and the Illinois Broadband Development Council. Mr. Mitola received his B.S. degree in engineering from the University of Illinois at Urbana-Champaign and J.D. from DePaul University College of Law.
We are committed to having sound corporate governance principles.  Such principles are essential to running our business efficiently and to maintaining our integrity in the marketplace.
Our Board of Directors

On October 12, 2012, upon effectiveness of and pursuant to an Agreement and Plan of Merger (the "Merger Agreement") entered into by and between the Company, Eos Global Petro, Inc., a Delaware corporation ("Eos") and Eos Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (Merger Sub"), Merger Sub merged into Eos, with Eos being the surviving entity (the "Merger").  As a result of the Merger, Eos became a wholly-owned subsidiary of the Company.
In connection with the Merger, on October 12, 2012, Gus Rahim resigned from his positions as the Company's Chairman, Chief Executive Officer, President and Chief Financial Officer, but remained on the Board of Directors. The following persons comprised our directors and officers as of October 12, 2012: Nikolas Konstant, Martin B. Oring, John R. Hogg, James Lanshe, Gus Rahim and John Mitola comprised our Board of Directors.  Nikolas Konstant became our Chairman, Chief Executive Officer and Chief Financial Officer, and John Mitola became our corporate secretary.

In connection with their joining our Board of Directors, we entered into director agreements with each of Mr. Oring, Mr. Hogg and Mr. Mitola effective as of October 2012.  All three directors received options to purchase 25,000 shares of our Company's restricted stock, at an exercise price of $2.50 per share.  The options were all set to expire on May 1, 2015; however, effective February 19, 2015, the expiration date was extended to May 1, 2016.  In addition to the option compensation, the Company agreed to pay all three directors $1,000 per month in exchange for their services as a director of the Company, payable in arrears until such time as the Company becomes cash flow positive.
On December 17, 2012, James Lanshe resigned from his position as a director on our Board of Directors. Mr. Lanshe did not resign as a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices; he accepted an executive position with another oil and gas company and wanted to avoid any potential conflicts of interest.

On June 23, 2013, the Company entered into an employment agreement with Martin Oring, who also acts as a director of the Company, in which Mr. Oring was appointed the Chief Executive Officer of the Company. In exchange for Mr. Oring's services, he received a warrant to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term.  Fifty-thousand warrant shares vested each month the employment agreement remained in effect through June 30, 2014.  On August 18, 2014, the Company and Mr. Oring entered into a new employment agreement in which Mr. Oring agreed to continue to act as the Company's CEO in exchange for new warrants.  Pursuant to such new agreement, the Company issued to Mr. Oring warrants to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term.  Fifty-thousand of the warrants vested immediately on the date of grant for Mr. Oring's services provided in July 2014.  The remaining warrants vest in monthly installments of 50,000, commencing August 31, 2014 and continuing thereafter every month Mr. Oring's employment agreement remains in effect.  As of April 29, 2016, 1,200,000 warrants have vested in the aggregate under both agreements.
On July 22, 2013, Nikolas Konstant, the majority stockholder of the Company, voted to remove Gus Rahim from the Company's Board of Directors by written consent. The removal became effective twenty days later. A stockholder vote by consent in lieu of a meeting pursuant to Nevada Revised Statutes ("NRS") Section 78.320(2) and NRS Section 78.335(1), a director may be removed from office, with or without cause, by the vote of stockholders representing not less than two-thirds of the voting power of the issued and outstanding stock entitled to vote. Mr. Konstant, as the majority stockholder of the Company, did not remove Mr. Rahim for "cause" but determined that such removal was advisable and in the best interests of the Company and its stockholders.
On February 19, 2015, the Company entered into a Director's Agreement to appoint Mr. Sudhir Vasudeva as a new director to fill the vacancy created by Mr. Lanshe's resignation.  Mr. Vasudeva's initial term as director will be the remainder of Mr. Lanshe's term and until the next annual meeting of the stockholders.

Pursuant to Mr. Vasudeva's Director's Agreement, in exchange for his services as a director of the Company, the Company granted options to purchase 25,000 shares of restricted common stock of the Company at an exercise price of $2.50 per share to Mr. Vasudeva, vesting immediately and expiring on May 1, 2016. In addition to the option compensation, the Company will pay Mr. Vasudeva $1,000 per month in exchange for his services as a director of the Company, payable in arrears until such time as the Company becomes cash flow positive.
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
Our Board of Directors oversees our business and affairs and monitors the performance of management. Our non-employee directors keep themselves informed through discussions with our Chief Executive Officer and Chief Financial Officer, and our principal external advisors (legal counsel, independent auditors and other consultants), by reading reports and other materials that we send to them and by participating in Board of Directors and committee meetings.
Board of Directors Structure and Meetings
Our Board members are encouraged to attend meetings of the Board of Directors and the Annual Meeting of stockholders.  The Board of Directors held eight meetings in 2015.  Officers serve at the discretion of the Board of Directors.
The Board of Directors' Role in Risk Oversight
The Board of Directors' role is to see that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company's business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors' oversight of the various risks facing the Company.  In this regard, the Board of Directors seeks to understand and oversee critical business risks. The Board of Directors does not view risk in isolation.  Risks are considered in virtually every business decision and as part of the Company's business strategy. The Board of Directors recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the Board of Directors oversees risk management, Company management is charged with managing risk. Management communicates routinely with the Board of Directors and individual Directors on the significant risks identified and how they are being managed.  Directors are free to, and indeed often do, communicate directly with senior management.
The Board of Directors implements its risk oversight function as a whole and in its audit, compensation and nominating functions.
Director Qualifications
We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards.  They should have broad experience at the policy-making level in business or banking.  They should be committed to enhancing stockholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience.  Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties for us.  Each director must represent the interests of all stockholders.  When considering potential director candidates, the Board of Directors also considers the candidate's character, judgment, age and skills, including financial literacy and experience in the context of our needs and the needs of the Board of Directors.  In addition to considering an appropriate balance of knowledge, experience and capability, the Board of Directors has as an objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to Board heterogeneity.
Review, Approval or Ratification of Transactions with Related Persons
The Board of Directors reviews (on an ongoing basis, as appropriate) and approves or ratifies on behalf of the Company any proposed, on-going or completed transaction involving the Company and (i) any director or executive officer of the Company, (ii) any owner of 5% or more of any class or series of shares of the Company, (iii) such other person serving as an officer or member of the senior management of the Company or as a member of the Board of Directors or similar governing body of any subsidiary of the Company as may be designated in accordance with such policy or (iv) any member of the family of, or any company or other entity affiliated with, any such person, in each case considering any audit procedures or safeguards of the Company's interests appropriate to be instituted in connection with such transaction.
Committee Interlocks and Insider Participation
As disclosed below in "Committees of the Board of Directors", the Board of Directors made all determinations about executive compensation for the fiscal year ended December 31, 2015.  The Board of Directors is currently comprised of two directors who are also officers of the Company, and two independent directors.
Committees of the Board of Directors
Given the small size of our Company, our Board of Directors does not have a separately-designated standing audit committee, compensation committee or nominating committee.
Audit Committee. We do not have a separately designated audit committee of our Board of Directors or an "Audit Committee Financial Expert," as we are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors. Although the Board of Directors does not have an audit committee, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, our Board of Directors is deemed to be its audit committee and, as such, functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors.
Compensation Committee. We have not yet established a compensation committee.  Nikolas Konstant, both the Company's and Eos' CFO and former CEO, participated in deliberations concerning executive officer compensation. Mr. Konstant is also the Chairman of the Board of Directors of both Eos and the Company. For more information on related party transactions called for by Item 404 of Regulation S-K, please see the section entitled "Certain Relationships and Related Transactions, and Director Independence" below.

Nominating Committee.  We have not yet established a nominating committee.  The Board of Directors has determined that it is appropriate for the entire Board of Directors to act as its nominating committee, which has resulted in the directors who are also executive officers serving in the capacity of a nominating committee.  In identifying and evaluating nominees for the Board of Directors, the Board of Directors may consult with management, consultants, and other individuals likely to possess an understanding of the Company's business and knowledge of suitable candidates. In making its recommendations, the Board of Directors assesses the requisite skills and qualifications of nominees and the composition of the Board of directors as a whole in the context of the Board's criteria and needs. In evaluating the suitability of individual Board members, the Board of Directors may take into account many factors, including general understanding of marketing, finance and other disciplines relevant to the success of a publicly traded company in today's business environment; understanding of the Company's business and technology; the international nature of the Company's operations; educational and professional background; and personal accomplishment. The Board of Directors evaluates each individual in the context of the Board of Directors as a whole, with the objective of recommending a group that can best perpetuate the success of the Company's business and represent stockholder interests through the exercise of sound judgment, using its diversity of experience. For a description of the qualifications that the Board of Directors seeks in potential nominees, please see "Director Qualifications" above.
Code of Ethics
We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics in the foreseeable future.
Governance Structure

We separate the positions of Chairman of the Board and Chief Executive Officer. We believe separation of these positions enhances the independent oversight of the Company and the monitoring and objective evaluation of the Chief Executive Officer's performance. Mr. Konstant serves as the Chairman of the Board of Directors and Mr. Oring served as the Chief Executive Officer through January 1, 2016.
Stockholder Communication with Our Board of Directors
Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors.  Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to our Corporate Secretary at our principal executive offices located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California 90067.  Any such communication must contain:
•	a representation that the stockholder is a holder of record of our capital stock,
•	the name and address, as they appear on our books, of the stockholder sending such communication, and
•	the class and number of shares of our capital stock that are beneficially owned by such stockholder.
The Corporate Secretary will forward such communications to our Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.
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
Our Articles of Incorporation include provisions for limiting liability of our directors and officers under certain circumstances and for permitting indemnification of directors, officers and certain other persons, to the maximum extent permitted by applicable Nevada law, including that:

•	no director or officer is individually liable to us or our stockholders or creditors for any damages as a result of any act or failure to act in his capacity as a director or officer, provided, that the foregoing clause will not apply to any liability of a director or officer for any act or failure to act for which Nevada law proscribes this limitation and then only to the extent that this limitation is specifically proscribed,
•	any repeal or modification of the foregoing provision will not adversely affect any right or protection of a director existing at the time of such repeal or modification,
•	we are permitted to indemnify our directors, officers and such other persons to the fullest extent permitted under Nevada law. Our current Bylaws include provisions for the indemnification of our directors, officers and certain other persons, to the fullest extent permitted by applicable Nevada law, and
•	with respect to the limitation of liability of our directors and officers or indemnification of our directors, officers and such other persons, neither any amendment or repeal of these provisions nor the adoption of any inconsistent provision of our Articles of Incorporation, will eliminate or reduce the effect of these provisions, in respect of any matter occurring, or any action, suit or proceeding accruing or arising or that, but for these provisions, would accrue or arise, prior to such amendment, repeal or adoption of an inconsistent provision.
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
Section 78.7502 of the NRS permits the Registrant to indemnify its directors and officers as follows:
1. A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he:
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
2. A corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including amounts paid in settlement and attorneys' fees actually and reasonably incurred by him in connection with the defense or settlement of the action or suit if he:
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
3. To the extent that a director, officer, employee or agent of a corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in subsections 1 and 2 above, or in defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense.
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
3. The indemnification pursuant to NRS 78.7502 and advancement of expenses authorized in or ordered by a court pursuant to this section:
•	does not exclude any other rights to which a person seeking indemnification or advancement of expenses may be entitled under the articles of incorporation or any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, for either an action in his official capacity or an action in another capacity while holding his office, except that indemnification, unless ordered by a court pursuant to NRS 78.7502 or for the advancement of expenses made pursuant to subsection 2, may not be made to or on behalf of any director or officer if a final adjudication establishes that his acts or omissions involved intentional misconduct, fraud or a knowing violation of the law and was material to the cause of action; and
•	continues for a person who has ceased to be a director, officer, employee or agent and inures to the benefit of the heirs, executors and administrators of such a person.
Item 11. Executive Compensation

Compensation Discussion and Analysis
Overview of Compensation Program

Our Board of Directors is responsible for establishing and implementing our compensation programs. The Board of Directors seeks to ensure that the total compensation paid to our executive officers is fair, reasonable, and competitive. This compensation discussion and analysis ("CD&A") provides information about our compensation objectives and policies for our Named Executive Officers (as defined below), and is intended to place in perspective the information contained in the executive compensation tables that follow this discussion. This CD&A provides a general description of our compensation programs and specific information about its various components.
Throughout this discussion, the following individuals are referred to collectively as the "Named Executive Officers" and are included in the Summary Compensation Table:
•	Nikolas Konstant, Chairman, Chief Financial Officer and Corporate Secretary;
•	Martin B. Oring, President and Chief Executive Officer;

Compensation Philosophy and Objectives

We believe our success depends on the continued contributions of our Named Executive Officers. While we do not maintain a formal compensation philosophy, our executive compensation programs are designed for the purpose of attracting, motivating and retaining experienced and qualified executive officers with compensation that recognizes individual merit and overall business results. Our compensation programs are also intended to support the attainment of our strategic objectives by tying the interests of our Named Executive Officers to those of our stockholders, as the primary element of our compensation for Named Executive Officers, other than reimbursement for reasonable business costs and expenses, is equity based compensation. Base salary is typically not provided for Named Executive Officers, or when it is, payment of it is deferred, but not abated, until such time as the Company becomes cash-flow positive. At present we do not have any life, disability, health insurance benefits, savings plans, or paid vacation and holiday policies.
Role of the Board of Directors
We did not have a compensation committee during 2015 and do not anticipate having a compensation committee in the immediate future. All compensation decisions with respect to our Named Executive Officers are made by the Board of Directors. In establishing and implementing our compensation programs, the responsibility of the Board of Directors consists primarily of reviewing or ratifying base salary and equity compensation levels as recommended by our Chairman. While not presently in use, the stockholders of the Company have also approved two equity incentive plans, of which the Board of Directors would be the administrator. While there are no immediate plans to grant any awards under either equity incentive plan, when and if such plans are put in use, the responsibility of the Board of Directors will include administrating our equity incentive plans, selecting to whom grants under any such plans are made, and determining the terms and type of any such grant.
Role of Chairman in Compensation Decisions
As our majority stockholder, Chief Financial Officer and Chairman of the Board of Directors, Nikolas Konstant is closely involved in designing and monitoring our overall executive compensation programs. Mr. Konstant's specific role in determining compensation is to make recommendations to the other members of the Board of Directors on specific compensation decisions with respect to our Named Executive Officers. In making such recommendations, Mr. Konstant takes into account his general business knowledge and experience and his specific knowledge of the market in which we compete for talent.
Role of Compensation Consultant
During 2015, we did not retain the services of a compensation consultant or conduct benchmarking or specific market review of our compensation levels or practices. Instead, our compensation levels and practices are established by the Board of Directors based upon the recommendations of our Chairman.
Other Highlights of Our Compensation Program
We periodically review best practices in the area of executive compensation to ensure that our compensation policies and practices reflect those that we believe are appropriate for our Company, and we continue to refine such policies and practices.  Certain other highlights of our compensation program include the following:

•	Pay for performance: A significant portion of total compensation for the Named Executive Officers is tied to the operating performance of our Company.
•	Compensation risk management: We periodically review our pay practices to ensure that they do not encourage excessive risk taking.
•	Bonuses and salary increases must be earned: We do not guarantee salary increases or bonuses for our Named Executive Officers.
•	Stock ownership guidelines:We currently do not require our directors or executive officers to own a particular amount of our common stock. The Board of Directors is satisfied that stock and option holdings among our directors and executive officers are sufficient at this time to provide motivation and to align this group's interests with those of our stockholders.
Executive Compensation
The Summary Compensation Table below sets forth the compensation awarded to, earned by, or paid to our named executive officers ("Named Executive Officers") for the fiscal years ended December 31, 2015, December 31, 2014, and December 31, 2013:
Name and principal position	Year	Salary			Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
Nikolas Konstant	2015	$-			$-	$-	$-		$-	$-	$360,000	(1)	$360,000
Director, CFO	2014	$-			$-	$-	$-		$-	$-	$360,000	(1)	$360,000
	2013	$-		$		$-	$-		$-	$-	$360,000	(1)	$360,000

Martin B. Oring	2015	$12,000	(2)		$-	$-	$0		$-	$-	$-		$12,000
Director, CEO	2014	$12,000	(2)		$-	$-	$8,951,002	(3)	$-	$-	$-		$8,963,002
	2013	$12,000	(2)		$-	$-	$1,935,908	(4)	$-	$-	$-		$1,947,908

_____________________
(1) On September 25, 2012, Eos entered into a Consulting Agreement with Plethora Enterprises. Mr. Konstant is the sole member of Plethora Enterprises. In exchange for Plethora Enterprises' services, Eos agreed to compensate Plethora Enterprises commencing in September 2012 with a monthly fee (the "Monthly Fee"). The Monthly Fee is initially $30,000 per month, provided, however, that payment of the Monthly Fee shall be deferred, but not abated, until the first month following the month in which Eos has either: (a) successfully raised and funded a cumulative total of at least $2.5 million in corporate equity; or (b) become cash flow positive on a monthly basis for at least two consecutive months.  For the purposes of the next sentence, each month the EBITDA of Eos for the 12-month period (the "LTM") ended two months prior to the month of calculation. In the month in which the EBITDA of Eos for the LTM meets or exceeds any of $6 million, $12 million or $20 million, the Monthly Fee shall be adjusted to equal one-twelfth of ten percent of the LTM EBITDA. Such adjusted Monthly Fee shall remain in effect unless and until the LTM EBITDA rises or falls below the next higher or lower LTM EBITDA provided above, provided that the Monthly Fee shall in no event be reduced below $30,000.  Once deferred, Monthly Fees become payable and the amount of such deferred Monthly Fees will be paid in equal monthly installments of $15,000, in addition to the then-applicable Monthly Fee, until all deferred Monthly Fee amounts have been paid in full.  The amount due and owing to Mr. Konstant under the Plethora Enterprises consulting agreement was $180,000 and $0 at December 31, 2015 and 2014, respectively.
(2) Under Mr. Oring's Director's Agreement dated May 1, 2012, Mr. Oring is entitled to receive $1,000 per month in arrears until such time as the Company becomes cash flow positive.

(3) Equal to the fair value on the date of grant of 600,000 warrants. On June 23, 2013, the Company entered into an employment agreement with Martin Oring, who also acts as a director of the Company, in which Mr. Oring was appointed the Chief Executive Officer of the Company. In exchange for Mr. Oring's services, he received a warrant to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term.  Fifty-thousand warrant shares vested each month the employment agreement remained in effect through June 30, 2014.  During 2014 and 2013, 300,000 and 300,000 respectively, of Mr. Oring's warrants vested.

(4) Equal to the fair value on the date of grant of 600,000 warrants. On August 18, 2014, the Company and Mr. Oring entered into a new employment agreement in which Mr. Oring agreed to continue to act as the Company's CEO in exchange for new warrants.  Pursuant to such new agreement, the Company issued to Mr. Oring warrants to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term.  Fifty-thousand of the warrants vest immediately on the date of grant for Mr. Oring's services provided in July 2014.  The remaining warrants vest in monthly installments of 50,000 commencing August 31, 2014 and continuing thereafter every month Mr. Oring's employment agreement remains in effect.  During 2015, 300,000 of Mr. Oring's warrants vested under the August 18, 2014 employment agreement.  Effective January 11, 2016, Mr. Oring resigned as Chief Executive Officer.

The following table provides information concerning outstanding equity awards for each of our Named Executive Officers outstanding as of December 31, 2015.  No options were exercised during 2015.
	Option Awards								Stock Awards
Name and principal position	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Martin B. Oring	25,000	(1)	-		-	2.50	May 1, 2016	(1)	-	-	-	-
Director, CEO	600,000	(2)	-		-	2.50	July 31, 2018	(2)	-	-	-	-
	600,000	(3)	-	(3)	-	2.50	July 31, 2019	(3)	-	-	-	-

__________________________
(1) Consists of options to acquire 25,000 shares of common stock at an exercise price of $2.50 per share. These options vested on May 1, 2012 and were set to expire on May 1, 2015.  Effective February 19, 2015, the expiration date was extended to May 1, 2016. The options were given to Mr. Oring on May 1, 2012 in exchange for his services as a director of the Company.
(2) Consists of warrants to acquire 600,000 shares of common stock at an exercise price of $2.50 per share. The warrants were granted to Mr. Oring on June 23, 2013 in exchange for his services as the Company's CEO and they vested evenly over 12 months, with an expiration date of July 31, 2018.  300,000 of the warrants vested in 2013, 300,000 vested in 2014, and none vested in 2015.

(3) Consists of warrants to acquire 600,000 shares of common stock at an exercise price of $2.50 per share. The warrants were granted to Mr. Oring on August 18, 2014 in exchange for his services as the Company's CEO. These warrants vest evenly over 12 months and expire on July 31, 2019. 300,000 of the warrants vested in 2014 and 300,000 vested in 2015.

Employment Agreements, Retirement Plans, Pension Plans and Saving Plans

We currently have two executive officers; however, only Martin Oring had an employment agreement in place with the Company.  Effective January 11, 2016, Mr. Oring resigned as Chief Executive Officer.  Nikolas Konstant is the only executive officer who works full time for the Company. We do not have a retirement, pension or savings plan for management or employees at this time.
On June 23, 2013, the Company entered into an employment agreement with Martin Oring, who also acts as a director of the Company, in which Mr. Oring was appointed the Chief Executive Officer of the Company. In exchange for Mr. Oring's services, he received a warrant to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term.  Fifty-thousand warrant shares vested each month the employment agreement remained in effect through June 30, 2014.  On August 18, 2014, the Company and Mr. Oring entered into a new employment agreement in which Mr. Oring agreed to continue to act as the Company's CEO in exchange for new warrants.  Pursuant to such new agreement, the Company issued to Mr. Oring warrants to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 with a five year term.  50,000 of the warrants vest immediately on the date of grant for Mr. Oring's services provided in July 2014.  The remaining warrants shall vest in monthly installments of 50,000 commencing August 31, 2014 and continuing thereafter every month Mr. Oring's employment agreement remains in effect.  As of April 29, 2016, all of Mr. Oring's warrants have vested.
Effective January 11, 2016 (the "Effective Date"), the Company entered into an employment agreement with Alan D. Gaines whereby Mr. Gaines was appointed as the Company's Chief Executive Officer ("CEO"), reporting to the Board of Directors. In connection with the appointment of Mr. Gaines, Martin B. Oring stepped down from the position of Chief Executive Officer as of the Effective Date, but will continue serving as a member of the Board of Directors.

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

Equity-Based Incentive Compensation
Stock options are an important component of the total compensation of executive officers.  We believe that stock options align the interests of each executive with those of the stockholders.  They also provide executive officers a significant, long-term interest in our success and help retain key executive officers in a competitive market for executive talent.  The number of shares owned by, or subject to options held by, each executive officer is periodically reviewed and additional awards are considered based upon past performance of the executive and the relative holdings of other executive officers.  The option grants generally expire no later than five years from the date of grant.
On May 6, 2013, our stockholders approved two incentive plans, the 2013 Stock Incentive Award Plan for Employees and Service Providers (the "2013 Incentive Plan") and the 2013 Stock Incentive Plan for Directors (the "Directors Plan").  Both plans have been fully disclosed in the in the definitive proxy statement filed on April 11, 2013.   At present no awards have been granted under either plan, and there are no plans to do so in the immediate future. However, since we have been authorized by our stockholders to grant awards under both plans, the terms and conditions of both plans are summarized below.
For the year ended December 31, 2015, we granted Martin B. Oring, our former Chief Executive Officer and President, warrants to purchase up to 600,000 shares of our common stock with an exercise price of $2.50 per share (based on the closing price of our common stock on the date of grant).  We granted these options to Mr. Oring in connection with his employment agreement, which was originally entered into on June 23, 2013, and renewed on August 18, 2014.  Except for Mr. Oring, there were no other equity awards granted to executive officers in 2015.
Tax and Accounting Treatment of Compensation
Section 162(m) of the Internal Revenue Code limits the amount that we may deduct for compensation paid to certain other of our most highly compensated executive officers to $1 million per individual in any tax year, unless such compensation is exempt from the deduction limit. An exemption from this deduction limit is available for various forms of "performance-based" compensation.  While we cannot predict how the deduction limit may impact our executive compensation program in future years, our Board of Directors, acting as our Compensation Committee, intends to maintain an approach to executive compensation that strongly links pay to performance. While we have not adopted a formal policy regarding tax deductibility of compensation paid to our CEO and certain other of our most highly compensated executive officers, our Board of Directors intends to consider tax deductibility under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code") as a factor in its compensation decisions. However, from time to time, we may provide compensation or grant equity awards to our executive officers that may not be deductible when, for example, we believe that such compensation is appropriate and in the best interests of our stockholders.
We account for the equity compensation awarded to our executive officers and other employees under ASC 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.
We intend that our plans, arrangements and agreements will be structured and administered in a manner that complies with the requirements of Section 409A of the Code. Participation in, and compensation paid under our plans, arrangements and agreements may, in certain instances, result in the deferral of compensation that is subject to the requirements of Section 409A. If our plans, arrangements and agreements as administered fail to meet certain requirements under Section 409A, compensation earned thereunder may be subject to immediate taxation and tax penalties.

Director Compensation
All of our Directors, other than Mr. Konstant, our Chairman, receive compensation for serving as directors.  Compensation is determined by our full Board of Directors, and is discussed further in the Compensation Discussion and Analysis section of this proxy.
Mr. Oring, Mr. Hogg, Mr. Mitola and Mr. Vasudeva all received options to purchase 25,000 shares of our Company's restricted stock, at an exercise price of $2.50, on the date they joined our Board of Directors.  Such options vested in full immediately.  All the options will expire on May 1, 2016.  In addition to the option compensation, the Company pays all four of such directors $1,000 per month in exchange for their services as a director of the Company, payable in arrears until such time as the Company becomes cash flow positive.
In addition, Directors are reimbursed for expenses incurred in connection with Board of Directors meetings and assignments.

The following table summarizes the total compensation to our directors who are not Named Executive Officers during the 2015 fiscal year.    There were no option awards granted to such directors and they did not earn any type of compensation during the year other than what is disclosed in the following table:

Name	Year	Fees earned or paid in cash		Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Changes in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
John R. Hogg	2015	$12,000	(1)	$-	$-		$-	-	$-	$12,000
Director	2014	$12,000	(1)	$-	$-		$-	-	$-	$12,000
	2013	$12,000	(1)	$-	$-		$-	-	$-	$12,000

John Mitola	2015	$12,000	(2)	$-	$$99,684	(3)	$-	-	$-	$111,684
Director, Secretary(4)	2014	$12,000	(2)	$-	$-		$-	-	$-	$12,000
	2013	$12,000	(2)	$-	$-		$-	-	$-	$12,000

Sudhir Vasudeva	2015	$11,000		-	$98,226	(5)				109,226
Director

(1) Under Mr. Hogg's Director's Agreement dated May 1, 2012, Mr. Hogg is entitled to receive $1,000 per month in arrears until such time as the Company becomes cash flow positive.

(2) Under Mr. Mitola's Director's Agreement dated May 1, 2012, Mr. Mitola is entitled to receive $1,000 per month in arrears until such time as the Company becomes cash flow positive.

(3) Consists of options to acquire 25,000 shares of common stock at an exercise price of $2.50 per share. The options were given to Mr. Mitola on May 1, 2012 in exchange for his services as a director of Eos. These options vested on May 1, 2012 and were set to expire on May 1, 2015.  Effective February 19, 2015, the expiration date was extended to May 1, 2016.  The value of the extension of the options was calculated as $99,684 using a Black-Scholes valuation model.

(4) On January 19, 2016, John Mitola resigned from his position as a director on the Company's Board of Directors, and Corporate Secretary, effective immediately.
(5) On February 11, 2015, Sudhir Vasudeva was granted an option to purchase 25,000 restricted shares of the Company's common stock in exchange for his services as a director of the Company. Such options were valued at $98,226 using a Black-Scholes valuation model, vested fully on the date of issuance, have an exercise price of $2.50 per share and expire on May 1, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information concerning the number of shares of our common stock ("Shares") owned beneficially as of April 29, 2016 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers, and (iii) officers and directors as a group.  Unless otherwise indicated, we believe the stockholders listed possess sole voting and investment power with respect to the securities shown and the officers, directors and stockholders can be reached at our principal offices at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California 90067:

Name of Beneficial Owner - 5% or Greater Stockholders	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)

Nikolas Konstant (3)	26,899,100	55.8%
LowCal Industries, LLC (8)	8,875,000	16.3%	(8)

Name of Beneficial Owner - Management and Directors	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (2)

Nikolas Konstant (3)	26,899,100	55.8%
Martin B. Oring (4)	1,225,000	2.5%
John R. Hogg (5)	25,000	*
John Mitola (6)	225,000	*
Sudhir Vasudeva (7)	25,000	*
Directors and officers as a group (five persons)	28,399,100	57.4%

*Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the SEC. A person is deemed the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days of the date of this Proxy, including but not limited to the right to acquire shares of common stock subject to options, warrants or convertible preferred stock. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table will have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the officers, directors and stockholders can be reached at our principal offices, located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California 90067.

(2) Percentage of ownership is based on an assumed 48,217,882 shares of common stock outstanding, as of April 29, 2016. Shares of common stock subject to options or warrants, or which may otherwise be acquired within 60 days of the date of this Proxy, are deemed outstanding for computing the percentage ownership of the stockholder holding the options, warrants or other such right, but are not deemed outstanding for computing the percentage ownership of any other stockholder.

(3) Consists of 26,899,100 shares of common stock held by Plethora Enterprises, LLC, of which Mr. Konstant is the managing member. Mr. Konstant is our Chairman of the Board of Directors and Chief Financial Officer.

(4) Consists of 25,000 options and 1,200,000 warrants, of which all the options and 1,200,000 of the warrants are vested and exercisable as of April 29, 2016.  The 25,000 options were issued to Mr. Oring in consideration for his services as a director.  Such options vested immediately on grant, are exercisable at $2.50 per share, and expire on May 1, 2016.  On June 23, 2013, the Company entered into an employment agreement with Mr. Oring, pursuant to which he was appointed the CEO of the Company.  In exchange for Mr. Oring's services, Wealth Preservation, LLC, a company owned by Mr. Oring, received warrants to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50, with a five year term. All such warrants vested as of June 30, 2014.  On August 18, 2014, the Company and Mr. Oring entered into a new employment agreement in which Mr. Oring shall continue to act as the Company's CEO in exchange for new warrants. Pursuant to the new agreement, the Company issued to Mr. Oring additional warrants to purchase 600,000 shares of restricted common stock of the Company at an exercise price of $2.50 per share with a five year term. Fifty-thousand of such warrants vested immediately, and the remaining warrants vest in monthly installments of 50,000, commencing August 31, 2014 and continuing thereafter every month that Mr. Oring's employment agreement remains in effect.  As of April 29, 2016, all 600,000 warrants had vested. Effective January 11, 2016, Mr. Oring resigned as Chief Executive Officer.

(5) Consists of 25,000 options to acquire shares of at an exercise price of $2.50. These options were set to expire on May 1, 2015.  Effective February 19, 2015, the expiration date was extended to May 1, 2016.  Mr. Hogg is a member of our Board of Directors.

(6) Consists of 200,000 shares of stock and options to purchase 25,000 shares of common stock at an exercise price of $2.50. The shares of stock are held by Quantum Advisors, LLC, of which Mr. Mitola is the controlling member. The options to purchase were set to expire on May 1, 2015.  Effective February 19, 2015, the expiration date was extended to May 1, 2016.  During 2015, Mr. Mitola was a member of our Board of Directors, our Corporate Secretary, and the CEO of Plethora Energy, Inc., which is a wholly-owned subsidiary of Eos. On January 19, 2016, John Mitola resigned from his position as a director on the Company's Board of Directors, and Corporate Secretary, effective immediately.

(7) Consists of 25,000 options to acquire shares of at an exercise price of $2.50, with an expiration date of May 1, 2016.  Mr. Vasudeva is a member of our Board of Directors.
(8) Consists of: (i) 5,325,000 shares of the Company's restricted common stock; (ii) warrants to purchase 1,000,000 restricted shares of common stock at an exercise price of $2.00 per share, with an expiration date of January 1, 2019, provided however, that LowCal Industries, LLC ("LowCal") may not elect to exercise the warrant if, after giving effect to such exercise, it would beneficially own in excess of 9.99% of the shares of the Company's common stock outstanding immediately after giving effect to such conversion; and (iii) a secured convertible promissory note in the amount of $5,000,000, convertible into shares of the Company's common stock at a conversion price of $2.50 per share; provided however, that LowCal may not elect to effect a conversion if, after giving effect to such conversion, it would beneficially own in excess of 9.99% of the shares of the Company's common stock outstanding immediately after giving effect to such conversion.  Also includes 50,000 shares of the Company's common stock to be issued at maturity of the promissory note, which is May 1, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Our Board of Directors does not currently have a formal written related party approval policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.  However, all related party transactions may be consummated and continued only if the Board of Directors has approved or ratified such transaction after a review of the relevant facts and circumstances.
The following is a description of related party transactions to which we have been a party, for the periods during 2012, 2013, 2014 and 2015.  We believe the terms obtained or available or the amounts that would be paid or received, as applicable, in arm's length transactions with independent third parties.
Transactions with Mr. Konstant

Prior to December 27, 2012, we subleased 2,000 square feet of space at 2049 Century Park East, Suite 3670, Los Angeles, California, pursuant to an oral agreement with Princeville Group LLC ("Princeville"), an affiliate of Mr. Konstant, which in turn had an agreement to lease the space from an unaffiliated third party. Princeville paid $4,000 a month to the unaffiliated party, and we in turn paid $4,000 a month to Princeville. This oral lease was terminated on December 27, 2012.  During the year ended December 31, 2012, Mr. Konstant paid $40,000 on behalf of the Company for the rental of this property, which was recorded as "Advances from shareholder" in the Company's consolidated balance sheet included in our Annual Report on Form 10-K/A for the year ended December 31, 2012.  It was subsequently paid off in 2013, and as such, there is no balance outstanding to Mr. Konstant pursuant to this agreement.
Eos issued 32,500,100 restricted shares of its common stock to Plethora Enterprises, LLC ("Plethora Enterprises") in a series of four transactions. Mr. Konstant is the sole member of Plethora Enterprises. At the time all four transactions were consummated, Mr. Konstant was the founder of Eos, and a member and Chairman of the Board of Directors. After the Merger, Mr. Konstant also became the Company's President, Chief Executive Officer, Chief Financial Officer, Director and Chairman of the Board of Directors. The 32,500,100 shares were issued in the following transactions:
•	On May 2, 2011, Eos issued the first 1,100 restricted shares of its common stock to Plethora Enterprises per action by written consent of the sole stockholder in consideration for $10.00. These shares were subsequently converted into an equal number of shares of our Series B preferred stock pursuant to the Merger Agreement.
•	On May 3, 2011, Eos entered into a Contribution Agreement with Plethora Partners, LLC. Upon consummation of the agreement, Eos issued 24,999,000 restricted shares of its common stock to Plethora Enterprises. Furthermore, pursuant to the terms of the agreement, upon completion of the transaction to acquire a 100% working interest and 80% net revenue interest in five land leases in Edwards County, Illinois (the "Works Property"), Eos issued 6,500,000 restricted shares of its common stock to Plethora Enterprises. These shares were subsequently converted into an equal number of shares of our Series B preferred stock pursuant to the Merger Agreement.

•	On February 16, 2012, Eos entered into an agreement with Vatsala Sharma to obtain a $400,000 bridge loan. In order to secure the loan, Nikolas Konstant pledged and guaranteed some of his personal assets. As consideration for the security, Eos issued to Plethora Enterprises 1,000,000 restricted shares of its common stock. These shares were subsequently converted into an equal number of shares of our Series B preferred stock pursuant to the Merger Agreement.
Mr. Konstant has also personally guaranteed and indemnified certain obligations of Eos:
•	On October 24, 2011, Mr. Konstant, jointly and severally with Eos, signed a promissory note to obtain a $200,000 loan from RT Holdings, LLC for Eos' use.
•	On February 16, 2012, Eos executed a series of documents with Vatsala Sharma in order to secure a $400,000 bridge loan. This amount was subsequently amended to $600,000. Mr. Konstant personally guaranteed the loan and pledged some of his personal assets.
•	On June 18, 2012, Eos entered into a bridge loan agreement to obtain a $350,000 loan from Vicki Rollins. Mr. Konstant agreed to personally indemnify Ms. Rollins against certain losses arising out of Eos' behavior, including Eos' failure to apply funds to pay off the loan in the event of a default.
•	On August 2, 2012, Mr. Konstant executed a series of documents with 1975 Babcock, LLC ("Babcock") in order to secure and personally guarantee: (1) a $300,000 loan with Babcock (the "Babcock Loan"); and (2) a $7,500 per month Texas office lease with Babcock (the "Babcock Lease"). The Babcock Loan has been paid in full and the Babcock Lease has been terminated.
On September 24, 2012, Eos entered into a Consulting Agreement with Plethora Enterprises. Mr. Konstant is the managing member of Plethora Enterprises. Plethora Enterprises agreed to provide various kinds of consulting support and advisory services to Eos. Plethora Enterprises further agreed to serve as a strategic advisor to Eos, to be in addition to Mr. Konstant's services as a member and Chairman of the Board of Directors. The initial term of the agreement is sixty months from September 24, 2012, but, unless either of the parties delivers a notice of termination, on the last day of each month of the term, the term shall be extended for an additional month so that, absent the delivery of a notice of termination, the term shall perpetually be sixty months. In the event of any termination by Eos, within 30 days of the effective date of such termination, Eos must pay to Plethora Enterprises a termination fee equal to the product of 36 and the arithmetic mean of the Monthly Fee, as that term is defined below.
In exchange for Plethora Enterprises' services, Eos agreed to compensate Plethora Enterprises commencing in September 2012 a monthly fee (the "Monthly Fee"). The Monthly Fee is initially $30,000 per month; provided, however, that payment of the Monthly Fee shall be deferred, but not abated, until the first month following the month in which Eos has either: (a) successfully raised and funded a cumulative total of at least $2.5 million in corporate equity; or (b) become cash flow positive on a monthly basis for at least two consecutive months. For the purposes of the next sentence, each month the EBITDA of Eos for the 12-month period (the "LTM") ended two months prior to the month of calculation. In the month in which the EBITDA of Eos for the LTM meets or exceeds any of $6 million, $12 million or $20 million, the Monthly Fee shall be adjusted to equal one-twelfth of ten percent of the LTM EBITDA. Such adjusted Monthly Fee shall remain in effect unless and until the LTM EBITDA rises or falls below the next higher or lower LTM EBITDA provided above, provided that the Monthly Fee shall in no event be reduced below $30,000. Once deferred Monthly Fees become payable, the amount of such deferred Monthly Fees will be paid in equal monthly installments of $15,000, in addition to the then-applicable Monthly Fee until all deferred Monthly Fee amounts have been paid in full. In addition to the monthly fee, Eos shall pay Plethora Enterprises a fee based on the growth of Eos: concurrent with the closing of any acquisitions, Eos shall pay to Plethora Enterprises a fee equal to 1% of the aggregate consideration paid in such acquisition (which includes debt assumed), with a minimum fee of $60,000 per acquisition, regardless of the size of the acquisition. Such a success fee was paid upon the closing of the Merger.  The amount due and owing to Mr. Konstant under the Plethora consulting agreement was $180,000 and $0 at December 31, 2015 and 2014, respectively.
Eos also had an unsecured non-interest bearing related party loan in the amount of $40,000 as of December 31, 2012. This advance was from Nikolas Konstant for the rental of the property located at 2049 Century Park East, referenced above. The loan was non-interest bearing and was due on demand.  Such note was paid in full in 2013.
On March 25, 2016, the Company and Ridelinks, Inc. ("Ridelinks"), entered into an Amended and Restated Promissory Note between the parties (the "Amended Ridelinks Note"), which amended and restated the original promissory note between the parties dated October 9, 2014 (the "Ridelinks Loan").  Under the terms of the Amended Ridelinks Note, the Company agreed to pay Ridelinks $100,000 of the remaining principal due on the Ridelinks Loan, along with $15,350 of accrued interest, and the $30,000 exit fee as originally set forth in the Ridelinks Loan.  The maturity date of the Amended Ridelinks Note is April 30, 2016.  As consideration for the Amended Ridelinks Note, the Company issued 40,000 restricted shares of its common stock to Ridelinks by April 6, 2016.

On December 14, 2015, the Company issued an unsecured promissory note to Judith Ann Buchmiller for $50,000, with an interest rate of 10% per annum and due on July 1, 2016.  Judith Ann Buchmiller is the ex-wife of Mr. Konstant.

During the year ended December 31, 2015, Plethora Enterprises, sold an aggregate of 4,580,000 of its shares of the Company's restricted common stock in private sales.  Following the private sales transactions, Plethora Enterprises loaned all of the aggregate proceeds from the private sale of stock of to the Company, and concurrently, the Company issued Plethora Enterprises separate unsecured promissory notes for the aggregate principal amount received. The proceeds from these sales were $1,520,000, of which $1,320,000 of the cash proceeds were loaned directly to the Company, and $200,000 was paid directly to retire an existing note payable.  All of the loans extended by Plethora Enterprises to the Company accrue interest at an annual rate of 10%, and become due on July 1, 2016.  During the year ended December 31, 2015, $311,840 of the notes was repaid.  At December 31, 2015, the aggregate principal balance due under the promissory notes was $1,208,160. Nikolas Konstant, the Company's CFO and Chairman of the Board is the sole member and manager of Plethora Enterprises.

Transactions with other Related Parties
On August 29, 2011, Eos incurred $10,750 in costs from each of EOS Atlantic Oil & Gas Ltd., a Ghanaian corporation ("EAOG") and Plethora Bay Oil & Gas Ltd., a Ghanaian corporation ("PBOG").  EAOG is owned 90% by Eos, and PBOG is owned 90% by Plethora Oil and Gas Limited, a company which in turn is 100% owned by Nikolas Konstant. The other 10% of EAOG and PBOG are owned by Baychester Petroleum Limited.
On October 3, 2011, Eos entered into an Exclusive Business Partner and Advisory Agreement with Baychester, which owns a 10% minority interest in each of EAOG and PBOG.  The terms of such agreement were amended in June 2014. Pursuant to the amended agreement, the Company agreed to pay to Baychester $35,000 by September 2014 in exchange for services rendered. Moreover, commencing July 1, 2014 and continuing every month thereafter, the Company agreed to pay to Baychester a monthly consulting fee of $10,000. Finally, in the event the Ghanaian Ministry of Energy formally invites the Company to a meeting to negotiate the terms of a deal to acquire a concession in Ghana, regardless of the outcome of the meeting, the Company will pay to Baychester an additional $35,000.
Eos also entered into the Quantum Agreement with Quantum on July 1, 2012. Quantum's managing member is John Mitola, who, at the time of execution of the Quantum Agreement, was a member of our Board of Directors. In addition to serving on our Board of Directors through 2015, Mr. Mitola is also and remains the current the President and CEO of Plethora Energy, Inc., which is a wholly-owned subsidiary of the Company. Commencing in the first month following the earlier to occur of (i) Eos successfully raising a minimum of $2.5 million in equity financing; or (ii) Eos becoming cash flow positive on a monthly basis, Eos agreed to pay Quantum a monthly fee of $5,000 per month, payable on the 15th day of each month (the "Monthly Retainer"). If the agreement has not been terminated by July 1, 2014 and Eos is cash flow positive at that time, the Monthly Retainer shall increase to $8,000 per month. Any Monthly Retainer payments to Quantum shall constitute prepayment of any success fee owed to Quantum. Quantum shall receive such success fees for providing services in support of certain future acquisition and/or financing projects of Eos, the parameters of which shall be laid out Eos. Eos also granted to Quantum a total of 200,000 shares of common stock in tranches, the last of which vested on December 31, 2013.  The Quantum Agreement has been terminated.
Board of Directors Independence
We currently have four members of our Board of Directors and do not have a separately designated audit, compensation or nominating committee of our Board of Directors. The functions customarily delegated to these committees are performed by our full Board of Directors. We are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors.

We anticipate that the Board of Directors will form committees and adopt related committee charters, including an audit committee, corporate governance and nominations committee and compensation committee.

We believe that John R. Hogg and Sudhir Vasudeva are "independent" and that Nikolas Konstant and Martin Oring are not "independent" as that term is defined in Section 5605 of the NASDAQ Marketplace Rules.
Item 14. Principal Accounting Fees and Services
The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg & Company, P.A., our independent auditors, for the years ended December 31, 2015, 2014 and 2013:
	2015	2014	2013

Audit Fees	$175,998	$154,677	$171,000
Audit-Related Fees	-	-	-
Tax Fees	-	$10,000	-
All Other Fees	-	-	-
Total	$175,998	$164,677	$171,000

As defined by the SEC, (i) "audit fees" are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years, (ii) "audit-related fees" are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "audit fees," (iii) "tax fees" are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning, and (iv) "all other fees" are fees for products and services provided by our principal accountant, other than the services reported under "audit fees," "audit-related fees," and "tax fees."
Under applicable SEC rules, the Board of Directors, acting in its role as Audit Committee, is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors' independence.  The SEC's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors.
Consistent with the SEC's rules, the Board of Directors has reviewed and pre-approved all audit services provided by the independent auditors to us or any of our subsidiaries.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Part IV of the Original Form 10-K is hereby amended solely to add the following exhibits required to be filed in connection with this annual report on Form 10-K/A.

EXHIBIT INDEX
The following is a complete list of exhibits filed as part of this Report, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:
Reference Number	Item

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

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

Dated: April 29, 2016

Eos Petro, Inc.

By: /s/ Martin Oring
Martin Oring
Director (former CEO, through January 11, 2016)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Nikolas Konstant Nikolas Konstant	Chairman of the Board, Chief Financial Officer	April 29, 2016
/s/ John Hogg John Hogg	Director	April 29, 2016
/s/ Martin Oring Martin Oring	Director	April 29, 2016
/s/______________ Sudhir Vasudeva	Director	_____________