Form 10-Q
period 2016-03-31
Eos Petro, Inc.
filed 2016-05-16
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

(310) 552-1555
(Registrant's telephone number, including area code)

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

Yes  ☐                  No  ☒

As of May 12, 2016, the registrant had 48,317,882 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)

Current assets
Cash	$7,644	$1,367
Other current assets	9,184	12,878
Total current assets	16,828	14,245

Oil and gas properties, using the full cost method of accounting,
net of accumulated depletion of $193,470 and $187,197, respectively	1,056,138	1,062,411
Other property plant and equipment, net of accumulated
depreciation of $28,610 and $27,232, respectively	1,390	2,768
Long-term deposits	102,441	102,441
Total assets	$1,176,797	$1,181,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,191,929	$1,084,621
Accrued expenses	1,403,765	1,189,545
Accrued compensation - officer	270,000	180,000
Accrued termination fee	5,500,000	5,500,000
Accrued structuring fee	4,000,000	4,000,000
LowCal convertible and promissory notes payable, in default	8,250,000	8,250,000
Notes payable	1,733,000	1,383,000
Notes payable, related party	1,287,885	1,208,160
Derivative liabilities	5,775,891	6,381,553
Total current liabilities	29,412,470	29,176,879

Asset retirement obligation	94,825	92,512
Total liabilities	29,507,295	29,269,391

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
48,217,882 and 47,827,882 shares issued and outstanding	4,822	4,783
Additional paid-in capital	128,053,211	116,977,726
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(156,300,331)	(144,981,835)
Total stockholders' deficit	(28,330,498)	(28,087,526)
Total liabilities and stockholders' deficit	$1,176,797	$1,181,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$19,428	$60,059

Costs and expenses
Lease operating expense	32,674	11,429
General and administrative	9,986,981	10,881,750
Structuring fee	-	4,000,000
Acquisition termination fee	-	5,500,000
Total costs and expenses	10,019,655	20,393,179

Loss from operations	(10,000,227)	(20,333,120)

Other income (expense)
Interest and finance costs	(1,923,931)	(140,857)
Change in fair value of derivative liabilities	605,662	2,585,020
Total other income (expense)	(1,318,269)	2,444,163

Net loss	$(11,318,496)	$(17,888,957)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.24)	$(0.37)
Weighted average common shares outstanding
basic and diluted	48,118,981	47,741,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2016

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2015	47,827,882	$4,783	$116,977,726	$(88,200)	$(144,981,835)	$(28,087,526)
Issuance of common stock for debt extension	315,000	32	1,249,968	-	-	1,250,000
Issuance of common stock in connection with amendment of note agreement	75,000	7	299,993	-	-	300,000
Extension of warrant expiration date in connection with amendment of note agreement	-	-	188,378	-	-	188,378
Fair value of warrants issued for consulting services	-	-	569,395	-	-	569,395
Fair value of vested options	-	-	7,836,691	-	-	7,836,691
Sale of common shares by majority stockholder to affiliates at discount	-	-	931,060	-	-	931,060
Net loss	-	-	-	-	(11,318,496)	(11,318,496)
Balance, March 31, 2016	48,217,882	$4,822	$128,053,211	$(88,200)	$(156,300,331)	$(28,330,498)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(11,318,496)	$(17,888,957)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	6,273	10,061
Depreciation	1,378	2,500
Accretion of asset retirement obligation	2,313	2,103
Fair value of stock issued for services	-	31,600
Fair value of stock issued for debt extension	1,250,000	-
Fair value of stock issued for amendment of note agreement	300,000	-
Fair value of warrants issued for consulting services	569,395	7,943,127
Fair value of warrants issued for amendment of note agreement	188,378	-
Fair value of vested options	7,836,691	2,435,661
Sale of common shares by majority stockholder to affiliates at discount	931,060	-
Termination fee	-	5,500,000
Structuring fee	-	4,000,000
Change in fair value of derivative liabilities	(605,662)	(2,585,020)
Change in operating assets and liabilities:
Other current assets	3,694	16,409
Accounts payable	227,308	791,732
Accrued expenses	214,220	(392,146)
Accrued compensation - officer	90,000	-
Net cash used in operating activities	(303,448)	(132,930)

Cash flows from financing activities:
Proceeds from issuance of notes payable	250,000	-
Proceeds from issuance of notes payable, related party	125,000	-
Repayment of notes payable	(20,000)	-
Repayment of notes payable, related party	(45,275)	-
Net cash provided by financing activities	309,725	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,277	(132,930)

CASH AND CASH EQUIVALENTS, beginning of period	1,367	133,210

CASH AND CASH EQUIVALENTS, end of period	$7,644	$280

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable issued for accounts payable	$120,000	$-

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

The unaudited condensed consolidated financial statements have been prepared by Eos Petro, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2016 and December 31, 2015, the Company had a stockholders' deficit of $28,330,498 and $28,087,526, respectively; for the three months ended March 31, 2016 and for the year ended December 31, 2015, reported a net loss of $11,318,496 and $35,453,024, respectively; and had negative cash flows from operating activities of $303,448 and $1,420,003, respectively. In addition, the Company may have become obligated to pay a $5.5 million termination fee under the "Dune Merger Agreement," as defined in Note 9 below (the "Parent Termination Fee," as more fully defined in the Dune Merger Agreement) (see Note 9) and $4 million that may be due under a structuring fee with GEM Global Yield Fund ("GEM").  Furthermore, $8,250,000 of LowCal Convertible and Promissory Notes became due on May 1, 2016 and are therefore now due and payable. Management estimates the Company's capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas "Works Property" located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune Energy, Inc. under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company's business, results of operations, and financial condition to suffer. As a result, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC 260-10, Earnings Per Share. Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible notes, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The following potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	March 31,
	2016	2015
Options	5,825,000	1,325,000
Warrants	8,762,992	14,677,992
Convertible notes	2,000,000	2,000,000
Total	16,587,992	18,002,992

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

Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method. The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values.

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

The Company assesses oil and gas properties at least quarterly to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through March 31, 2016, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $6,273 and $10,061 for the three months ended March 31, 2016 and 2015, respectively.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Through March 31, 2016, the Company has not had any sales of oil and gas properties that significantly alter that relationship.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations ("ARO") by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of March 31, 2016 and December 31, 2015, the Company had an ARO of $94,825 and $92,512, respectively.

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

At March 31, 2016 and December 31, 2015, the Company's balance sheet included the fair value of derivative liabilities that were measured using level 2 measurements. The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815.

Concentrations

The Company maintains cash balances at a bank in California.  The account is insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. At March 31, 2016 and December 31, 2015, the Company did not have amounts on deposit that exceeded the FDIC-insured limits.

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

One customer accounts for 100% of oil sales for the three months ended March 31, 2016 and 2015.  The Company's oil and gas properties are located in Illinois.

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

NOTE 3 - LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE (IN DEFAULT)

LowCal convertible and promissory notes payable at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

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

As amended, the maturity dates of both the LowCal Loan and the Second LowCal Note are May 1, 2016.  The LowCal Loan and the Second LowCal Note are in default as of May 2, 2016.   The Second LowCal Note must also be repaid upon the earlier to occur of: (i) the Company closing certain potential acquisition transactions, or (ii) the Company closing a financing for a minimum of $20,000,000. The parties have agreed that, upon repayment in full of the Second LowCal Note, LowCal will forever release, cancel and terminate all of its mortgages and any other liens against the Company.

On March 11, 2016, the Company and LowCal amended the LowCal Agreements (the "Seventh Amendment to the LowCal Agreements").  Under the Seventh Amendment to the LowCal Agreements: (i) the maturity dates of the LowCal Loan and Second LowCal Note were extended to May 1, 2016; (ii) the expiration date of LowCal's warrants was extended to May 1, 2020; (iii) the Company will issue to LowCo [EOS/PETRO], LLC ("LowCo") an additional 75,000 restricted shares of the Company's common stock; and (iv) the parties agreed that if: (1) the Company pays off the $3,250,000 principal balance of the Second LowCal Note in full, plus any accrued and unpaid interest, and (2) either: (A) the Company closes a transaction where it acquires at least $10,000,000 in additional assets, through an asset purchase, stock purchase, merger, or other similar transaction, which shall be determined by generally accepted accounting principles, or (B) the Company successfully uplists its common stock to a national exchange market (NASDAQ or  the New York Stock Exchange), then the following will automatically occur: (1) the conversion price of the LowCal Loan will be reduced from $2.50 per share to $2.00 per share, and (2) any outstanding principal and interest due on the LowCal Loan will be converted at a price of $2.00 per share into restricted shares of the Company's common stock, which shall be issued to LowCo.

The value of the 75,000 shares issued with the Seventh Amendment to the LowCal Agreements was $300,000, which was the fair value of the shares on March 11, 2016.  The $300,000 was charged to financing cost during the three months ended March 31, 2016.  In addition, the Company took a charge to earnings of $188,378 during the three months ended March 31, 2016 related to the extension of the expiration date of 1,000,000 warrants previously issued to LowCal.  The charge is the difference in fair value of the warrants using the old expiration date and the new expiration date using the Black-Scholes option- pricing model for options with the following assumptions:

•	Expected life of 2.81 to 4.14 years;
•	Volatility of 174%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.16%.

NOTE 4 – NOTES PAYABLE

Notes payable at March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015

Secured note payable, at 18% (1)	$600,000	$600,000
Note payable, at 2%, (2)	100,000	100,000
Note payable at 4%, (3)	653,000	453,000
Note payable at 10%, (4)	150,000	150,000
Note payable at 10%, (5)	30,000	30,000
Note payable at 10%, (6)	100,000	50,000
Note payable at 10%, (7)	100,000	-
Total	$1,733,000	$1,383,000

(1) On February 16, 2012, and as amended through January 1, 2016, Eos entered into a Secured Promissory Note with Vatsala Sharma ("Sharma") for a secured loan for $600,000 at an interest rate of 18% per annum (as amended, the "Sharma Loan"). The Sharma Loan is secured by a blanket security interest in all of Eos' assets, and newly acquired assets, a mortgage on the Works Property, a 50% security interest in Nikolas Konstant's personal residence, and his personally held shares in a non-affiliated public corporation.  As amended, the maturity date of the Sharma Loan is July 1, 2016.  As additional consideration for entering into the Sharma Loan, the Company issued 400,000 shares of common stock.  Under the terms of the Sharma Loan, Sharma received an additional 275,000 shares of the Company's common stock as of January 1, 2016.  The value of the 275,000 shares issued to Sharma was $1,100,000, which was the fair value of the shares on January 1, 2016.  The $1,100,000 was charged to financing cost during the three months ended March 31, 2016.

(2)  On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. ("Ridelinks") for $200,000, with interest at 2% and a maturity date of March 15, 2015 that was extended to June 15, 2015 and includes an exit fee of $30,000.   The maturity date was subsequently extended to April 30, 2016.  In consideration for extending the due date of this note per an agreement dated March 25, 2016, the Company issued to Ridelinks 40,000 shares of the Company's common stock. The value of the 40,000 shares issued to Ridelinks was $150,000, which was the fair value of the shares on March 26, 2016.  The $150,000 was charged to financing cost during the three months ended March 31, 2016.  This note is currently in default.

(3)  On September 30, 2014, the Company issued an unsecured promissory note to Bacchus Investors, LLC ("Bacchus") for $323,000, with interest at 4%. During 2015, the Company issued $130,000 of additional unsecured promissory notes to Bacchus with interest at 10%.  In addition, in 2016, the Company issued additional unsecured promissory notes of $200,000 to Bacchus with interest at 10% for a total outstanding of $653,000 at March 31, 2016. The unsecured promissory notes are due upon demand.

(4) On April 15, 2015, the Company issued an unsecured promissory note to Clearview Partners II, LLC ("Clearview") for $150,000, with interest at 10%.  The Company and Clearview executed letter agreements extending the maturity date of the unsecured promissory note to July 1, 2016.

(5) On November 5, 2015, the Company issued an unsecured promissory note to an individual for $30,000, with interest at 4% and a maturity date of September 30, 2016, as amended, as consideration for services rendered.

(6) On December 14, 2015, the Company issued an unsecured promissory note to an individual for $50,000, with interest at 10% and a maturity date of July 1, 2016.  On January 20, 2016, the Company issued an additional unsecured promissory note to this individual for $50,000, with interest at 10% and a maturity date of July 1, 2016

(7) On February 18, 2016, the Company issued an unsecured promissory note to a consultant for services rendered in the amount of $120,000, with interest at 10%.  At March 31, 2016, $20,000 had been repaid on the note with the remaining principal payments of $30,000 and $70,000 due on March 31, 2016 and July 1, 2016, respectively.

The weighted average interest rate at March 31, 2016 for the outstanding notes payable is 12.3%

NOTE 5 – NOTES PAYABLE, RELATED PARTY

During the three months ended March 31, 2016, Plethora sold an aggregate of 351,515 of its shares of the Company's restricted common stock in private sales.  Following the private sales transactions, Plethora loaned all of the aggregate proceeds from the private sale of stock of to the Company, and concurrently, the Company issued Plethora separate unsecured promissory notes for the aggregate principal amount received. The proceeds from these sales of $125,000 were loaned to the Company.  All of the loans extended by Plethora to the Company accrue interest at an annual rate of 10%, and are due on July 1, 2016.

Of the 351,515 shares of common stock sold by Plethora as discussed above, 251,515 shares were sold to either affiliates of the Company, vendors, or individuals with whom the Company had a past business relationship.  The Company considered the provisions of Staff Accounting Bulletin ("SAB") Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, and determined that the difference between the quoted market price of the shares and the sales price to the buyers as additional expense and a contribution to capital by a major related party stockholder (Plethora).  As such, the Company recorded a charge of $931,060 during the three months ended March 31, 2016 relating to the difference between the sales price and the fair market price of the shares on the date of the transaction.

At December 31, 2015, the aggregate principal balance due under these notes was $1,208,160.  During the three months ended March 31, 2016, $125,000 of new notes were issued as described above and $45,275 of the notes were repaid.  At March 31, 2016, the aggregate principal balance due under the promissory notes was $1,287,885.  Nikolas Konstant, the Company's CFO and Chairman of the Board, is the sole member and manager of Plethora.

NOTE 6 – DERIVATIVE LIABILITIES

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity's own stock.  Under the authoritative guidance instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  In August 2014, the Company issued warrants to purchase an aggregate of 1,775,000 shares of the Company's common stock, to a former note holder and certain other related parties. The warrant agreements included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. Pursuant to ASC Topic 815, Derivatives and Hedging, the Company determined that these warrants met the definition of a derivative and are to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

As of March 31, 2016 and December 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	March 31,	December 31,
	2016	2015
Exercise Price	$2.00	$2.00
Stock Price	$3.75	$4.00
Risk-free interest rate	0.73%	1.06%
Expected life of the options (years)	2.39	2.64
Expected volatility	172%	180%
Expected dividend yield	0%	0%
Expected forfeitures	0%	0%

Fair Value	$5,775,891	$6,381,553

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

The Company recorded an adjustment to the fair value of derivative liabilities of $605,662 and $2,585,020 for three months ended March 31, 2016 and 2015, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora, which is solely owned by Nikolas Konstant, the Company's Chairman of the Board and Chief Financial Officer.  Under the consulting agreement, for the three months ended March 31, 2016 and 2015, the Company recorded compensation expense of $90,000 and $117,540, respectively.   At March 31, 2016 and December 31, 2015, there was $270,000 and $180,000, respectively, due to Mr. Konstant under the Plethora consulting agreement.

In addition, Plethora has made advances to the Company as described in Note 5.

NOTE 8 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	1,325,000	2.50	3.08	2,186,250
Granted	4,500,000	1.00
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2016	5,825,000	1.34	4.28	14,031,250
Exercisable, March 31, 2016	2,825,000	1.70	3.75	5,781,250

The following table summarizes information about options outstanding at March 31, 2016:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	4,500,000	4.79	1.00
2.50	1,325,000	2.57	2.50

The following table summarizes information about options exercisable at March 31, 2016:
Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	1,500,000	4.79	1.00
2.50	1,325,000	2.57	2.50

In connection with Mr. Alan Gaines' employment as President, the Company and Mr. Gaines entered into a Stock Option Agreement, signed on December 16, 2015 and effective as of January 11, 2016 ("Effective Date"), whereby the Company would issue to Mr. Gaines options to purchase up to 4,500,000 shares of the Company's restricted common stock, all of which have an exercise price of $1.00 per share and expire on the fifth anniversary of the Effective Date, with total fair value at grant date of $17,627,047, calculated using the Black-Scholes option pricing model. The options vest as follows: 1,500,000 of the shares vested on the Effective Date; 1,500,000 of the shares shall vest on the first anniversary of the Effective Date; and 1,500,000 of the shares shall vest on the second anniversary of the Effective Date.

The assumptions used in calculating the fair value of options and extensions granted using the Black-Scholes option pricing model for options are as follows:

•	Expected life of 5.0 years;
•	Volatility of 179%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.58%.

During the three months ended March 31, 2016 and 2015, the Company recorded $7,836,691 and $2,435,661, respectively, of share based compensation relating to the vesting of options granted in 2016 and other previously granted options.  As of March 31, 2016, the unamortized balance related to future stock based compensation for options previously granted but not vested is $9,790,356.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	8,612,992	3.25	2.66	11,237,988
Granted	150,000	2.39
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2016	8,762,992	3.22	2.50	9,795,990
Exercisable, March 31, 2016	8,762,992	3.22	2.50	9,795,990

The following tables summarize information about warrants outstanding and exercisable at March 31, 2016:

Warrants Outstanding and Exercisable
			Weighted	Weighted
			Average	Average
Exercise	Number of		Remaining	Exercise
Price ($)	Shares		Life (Years)	Price ($)
1.00	50,000		4.99	1.00
2.00	2,875,000	(1)	2.84	2.00
2.50	2,889,992		3.17	2.50
3.00	1,353,000		0.74	3.00
4.00	75,000		2.34	4.00
6.00	20,000		1.08	6.00
7.15	1,500,000		2.28	7.15
	8,762,992

(1) Includes 1,775,000 warrants that include an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. See Note 6.  The current exercise price for these 1,775,000 warrants is $2.00 per share. The intrinsic value of these warrants at March 31, 2016 was $3,106,250

Warrants issued to consultants

During the three months ended March 31, 2016, the Company issued a total of 150,000 warrants to two consultants with an aggregate fair value of $569,395 which was recorded as expense during the three months ended March 31, 2016.   The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 5.0 years
•	Volatility of 173%-176%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.21% - 1.39%

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

GEM Global Yield Fund

Pursuant to the financing commitment, dated August 31, 2011, and the Common Stock Purchase Agreement and Registration Rights Agreement, both dated as of July 11, 2013, entered into between the Company and GEM (collectively referred to as the "Commitment Agreements"), the Company was required to use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a structuring fee equal to $4 million, which was to be paid on the 18 month anniversary of July 11, 2013 regardless of whether the Company had drawn down from the Commitment at that time. At the Company's election, the Company may elect to pay the structuring fee in registered shares of its common stock of the Company at a per share price equal to 90% of the average closing trading price of the Company's common stock for the thirty-day period immediately prior to the 18-month anniversary of July 11, 2013. As of January 11, 2015, the 18-month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.  As of December 31, 2015, the Company has recorded an accrued structuring fee of $4 million.

NOTE 10– SUBSEQUENT EVENTS

Warrants

On May 4, 2016, the Company granted to Martin Oring a warrant to purchase 317,000 shares of the Company's common stock, in connection with Mr. Oring's services as CEO from July 1, 2015 to January 11, 2016. The warrant is exercisable at $2.50 per share and expires on July 31, 2020.

Notes

On April 6, 2016, the Company issued an unsecured promissory note to Agra Capital Advisors, LLC, for $100,000, with an interest rate of 5% per annum and due on January 1, 2017.

 On May 12, 2016, and effective April 1, 2016, the Company and an individual holder of a promissory note entered into a letter agreement to extend the maturity date of the promissory note from April 1, 2016 to September 30, 2016.

Stock

On May 9, 2016, the Company issued 100,000 shares of the Company's common stock to a service provider in exchange for services rendered to the Company.

Extension to Directors' Stock Options

The board of directors of the Company approved an extension of the expiration dates of certain outstanding stock options granted to Martin Oring and John Hogg, two of the Company's directors, to each purchase 25,000 shares of restricted common stock of the Company at an exercise price of $2.50 per share, effective as of May 1, 2016. These options were originally issued to Mr. Oring and Mr. Hogg in exchange for each's service as a director of the Company. These options vested immediately, and, prior to the extension, were set to expire on May 1, 2016. After the extension, these stock options are now set to expire on April 1, 2021. The terms and conditions of these options remain the same in all other respects.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute "forward looking statements" that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of March 31, 2016. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named " Cellteck, Inc. ").

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

On September 17, 2014, we entered into the Dune Merger Agreement with Dune, and Eos Delaware agreed to conduct a cash tender offer to purchase all of Dune's issued and outstanding shares of common stock at $0.30 per share.  In addition, we agreed to provide Dune with sufficient funds to pay in full and discharge all of Dune's outstanding indebtedness and agreed to assume liability for all of Dune's trade debt, as well as fees and expenses related to the Dune Merger Agreement and transactions contemplated therein.  At the commencement of the merger and tender offer, we estimated that the total amount of cash required to complete the contemplated transactions was approximately $140 million dollars.  The tender offer was not subject to a financing contingency.  Following successful completion of the offer, Eos Delaware would have been merged into Dune, with Dune surviving as a direct wholly-owned subsidiary of the Company.

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

Comparison of the three months ended March 31, 2016 to March 31, 2015.

	For the Three Months Ended March 31,
	2016		2015
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$19,428	100.0%	$60,059	100.0%	(40,631)	-67.7%
Lease operating expense	32,674	168.2%	11,429	19.0%	21,245	185.9%
General and administrative expenses	9,986,981	51405.1%	10,881,750	18118.4%	(894,769)	-8.2%
Structuring fee	0	0.0%	4,000,000	6660.1%	(4,000,000)	N/A
Termination fee	0	0.0%	5,500,000	9157.7%	(5,500,000)	N/A
Other income (expense), net	(1,318,269)	-6785.4%	2,444,163	4069.6%	(3,762,432)	-153.9%
Net loss	$(11,318,496)	-58258.7%	$(17,888,957)	-29785.6%	6,570,461	-36.7%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the three months ended March 31, 2016 and 2015, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended March 31, 2016 and 2015 was $19,428 and $60,059, respectively.  The decrease in revenues for the three months ended March 31, 2016 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  For the three months ended March 31, 2016, we sold 710 barrels at an average price of $27 per barrel, compared to 1,270 barrels at an average price of $47 per barrel for the three months ended March 31, 2015.  The decrease in the barrels produced in 2016 compared to 2015 is due to shutting down the production of the wells for a longer period of time in 2016 due to cold weather related issues. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended March 31, 2016 and 2015 was $32,674 and $11,429, respectively.  The increase in operating expenses was due to a refund of $33,223 received from our former operator during the quarter ended March 31, 2015.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2016 and 2015 were $9,986,981 and $10,881,750, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $667,000, $1,056,000, and $8,165,000 in professional fees, consulting fees and compensation, respectively, for the three months ended March 31, 2016.  We recognized approximately $115,000, $7,943,000, and $2,581,000 in professional fees, consulting fees and compensation, respectively for the three months ended March 31, 2015.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  During the three months ended March 31, 2016, we recorded compensation expense of $7,837,000 related to options that were granted to our new CEO in January 2016 and vesting through January 2018.  Also, during the three months ended March 31, 2016, we recognized costs of $931,060 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market.   During the three months ended March 31, 2015, we recorded compensation expense of $2,336,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.   In addition, during the three months ended March 31, 2015, we recorded consulting fees of approximately $7,943,000 associated with warrants to be issued.

Structuring fee

During the three months ended March 31, 2015, we recorded a charge to earnings related to a structuring fee of $4 million due to GEM.  There was no such charge during the three months ended March 31, 2016.

Acquisition termination fee

During the three months ended March 31, 2015, we recorded a charge to earnings of $5.5 million related to the Parent Termination Fee associated with our proposed acquisition of Dune.  There was no such charge during the three months ended March 31, 2016.

Other income (expenses)

For the three months ended March 31, 2016, net other expense was $1,318,269, consisting of interest and finance costs of $1,923,931 and a gain on change in fair value of derivative liability of $605,662.   Interest and financing costs for the three months ended March 31, 2016 includes a charge of $488,378 related to the Seventh Amendment to the LowCal Agreements for the issuance of 75,000 shares of common stock, and the extension of the warrant expiration date and a charge of $1,250,000 for the value of an aggregate of 315,000 shares of common stock issued for debt extensions.  For the three months ended March 31, 2015, net other income was $2,444,163 consisting of interest and finance costs of $140,857 and a gain on change in fair value of derivative liability of $2,585,020.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of March 31, 2016, we had cash in the amount of $7,644. At March 31, 2016, we had total liabilities of $29,507,295. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities. In addition, our Auditors in their audit report for the year ending December 31, 2015 included a statement in their report to express a going concern uncertainty.

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

To finance our operations, we have issued notes payable.  At March 31, 2016, we had the following outstanding debt:

•	$8,250,000 in convertible and promissory notes payable to LowCal. These loans were due on May 1, 2016 and are currently past due and in default;
•
$1,733,000 in notes payable due to seven note holders.  These notes bear interest ranging from 2% to 18% and have maturity dates ranging from April 30, 2016 to July 1, 2016.  One of these notes is currently past due and in default; and

•	$1,287,855 of notes payable to Plethora Enterprises, a related party. These notes bear interest at 10% and are due on July 1, 2016.

During the three months ended March 31, 2016, we received additional proceeds of $375,000 from issuing notes payable as described below.

On January 27, 2016, February 9, 2016 and February 26, 2016, we issued three unsecured promissory notes to Bacchus Investors, LLC, for $50,000, $50,000 and $100,000, respectively, each with an interest rate of 10% per annum and due on demand.

We issued a series of unsecured promissory notes to Plethora for an aggregate amount of $125,000, with an interest rate of 10% per annum and due on July 1, 2016.   Nikolas Konstant, our CFO and Chairman of the Board, is the sole member and manager of Plethora.

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

Pursuant to the GEM Commitment Agreements, the Company was required to use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a structuring fee of $4,000,000, which was to be paid on the 18-month anniversary of July 11, 2013, regardless of whether the Company had drawn down from the Commitment at that time. At the Company's election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to 90% of the average closing trading price of the Company's common stock for the thirty-day period immediately prior to the 18-month anniversary of July 11, 2013. As of January 11, 2015, the 18-month anniversary date of the agreement, and March 31, 2016 the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $303,448 and $132,930 for the three months ended March 31, 2016 and 2015, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2016 and 2015, respectively.

Financing Activities

Net cash provided by financing activities was $309,725 and $0 for the three months ended March 31, 2016 and 2015, respectively. Cash generated from financing activities for the three months ended March 31, 2016 was primarily from issuing promissory notes to related and unrelated parties totaling of $375,000 offset by repayment of related party promissory notes and notes payable of $65,275.

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

On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 2 to the financial statements included elsewhere in this Form 10-Q for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company's disclosure controls and procedures were ineffective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2016, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2016, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Dune Termination Fee

On March 4, 2015, Dune provided us with notice of its decision to terminate the Dune Merger Agreement in accordance with Section 8.1(c)(i) of the Dune Merger Agreement. Dune's letter terminating the Dune Merger Agreement demanded the Parent Termination Fee (as defined in the Dune Merger Agreement) of $5,500,000 in cash, and reimbursement for certain unidentified expenses incurred by Dune.  Dune has threatened to bring litigation to collect these amounts in connection with its contention that the Company breached the Dune Merger Agreement and is entitled to the Parent Termination Fee.  The Company has accordingly recorded a liability for $5,500,000 related to the Parent termination Fee. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all or a portion of the Parent Termination Fee.

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which to our knowledge have not materially changed.  Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2016 as additional consideration for entering into the Sharma Loan, Sharma received an additional 275,000 shares of the Company's common stock.

On March 11, 2016, the Company amended the LowCal Agreements with LowCal. Pursuant to the terms of the amendment, the Company issued to LowCal 75,000 restricted shares of its common stock.

On March 25, 2016, in consideration for extending the due date of the Ridelinks note, the Company issued to Ridelinks 40,000 shares of its common stock.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

The Company is currently in default of the LowCal notes totaling $8,250,000 and the Ridelinks note totaling $100,000.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

  EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
10.1	Letter Agreement with Plethora Enterprises, LLC, effective January 1, 2016, Extending Maturity Date of Unsecured Promissory Notes*
10.2	Letter Agreement with Clearview Partners II, LLC, effective January 30, 2016, Extending Maturity Date of Unsecured Promissory Notes*
10.3	Unsecured Promissory Note dated January 20, 2016 from Eos Petro, Inc. payable to Judith Buchmiller*
10.4	Letter Agreement with Vatsala Sharma, effective January 1, 2016*
10.5	Unsecured Promissory Note dated February 8, 2016 from Eos Petro, Inc. payable to Plethora Enterprises, LLC**
10.6	Unsecured Promissory Note dated February 17, 2016 from Eos Petro, Inc. payable to Plethora Enterprises, LLC**
10.7	Unsecured Promissory Note dated March 24, 2016 from Eos Petro, Inc. payable to Plethora Enterprises, LLC**
10.8	Unsecured Promissory Note dated January 27, 2016 from Eos Petro, Inc. payable to Bacchus Investors, LLC**
10.9	Unsecured Promissory Note dated February 9, 2016 from Eos Petro, Inc. payable to Bacchus Investors, LLC**
10.10	Unsecured Promissory Note dated February 26, 2016 from Eos Petro, Inc. payable to Bacchus Investors, LLC**
10.11	Unsecured Promissory Note dated April 6, 2016 from Eos Petro, Inc. payable to Agra Capital Advisors, LLC**
10.12	Common Stock Purchase Warrant dated May 4, 2016 between Eos Petro, Inc. and Martin Oring**
10.13	Letter Agreement with John Linton, effective April 1, 2016, Extending Maturity Date of Unsecured Promissory Note**
31.1	Section 302 Certification of Principal Executive Officer.**
31.2	Section 302 Certification of Principal Financial Officer.**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.**
* Previously filed with and incorporated by reference to the Annual Report on Form 10-K, filed March 30, 2016.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS PETRO, INC. a Nevada corporation

Date: May 16, 2016	By:	/s/ MARTIN B. ORING
Martin B. Oring
Chief Executive Officer

Date: May 16, 2016	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer