Form 10-Q
period 2016-06-30
Eos Petro, Inc.
filed 2016-08-15
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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
Yes  ☐                  No  ☒

As of August 12, 2016, the registrant had 51,739,528 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eos Petro, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)

Current assets
Cash	$69,037	$1,367
Other current assets	-	12,878
Total current assets	69,037	14,245

Oil and gas properties, using the full cost method of accounting,
net of accumulated depletion of $197,906 and $187,197, respectively	1,051,702	1,062,411
Other property plant and equipment, net of accumulated
depreciation of $29,446 and $27,232, respectively	554	2,768
Long-term deposits	102,441	102,441
Total assets	$1,223,734	$1,181,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,547,614	$1,084,621
Accrued expenses	1,577,362	1,189,545
Accrued compensation - officer	360,000	180,000
Accrued termination fee	5,500,000	5,500,000
Accrued structuring fee	4,000,000	4,000,000
LowCal convertible and promissory notes payable	8,250,000	8,250,000
Notes payable, net of discount of $204,613 and $0	1,803,387	1,383,000
Notes payable, related party	1,256,535	1,208,160
Derivative liabilities	1,275,788	6,381,553
Total current liabilities	25,570,686	29,176,879

Asset retirement obligation	97,138	92,512
Total liabilities	25,667,824	29,269,391

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
49,367,882 and 47,827,882 shares issued and outstanding	4,937	4,783
Additional paid-in capital	132,673,521	116,977,726
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(157,034,348)	(144,981,835)
Total stockholders' deficit	(24,444,090)	(28,087,526)
Total liabilities and stockholders' deficit	$1,223,734	$1,181,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$17,091	$70,900	$36,519	$130,959

Costs and expenses
Lease operating expense	9,655	53,228	42,329	64,657
General and administrative	3,726,252	6,702,470	13,713,233	17,584,220
Structuring fee	-	-	-	4,000,000
Acquisition termination fee	-	-	-	5,500,000
Total costs and expenses	3,735,907	6,755,698	13,755,562	27,148,877

Loss from operations	(3,718,816)	(6,684,798)	(13,719,043)	(27,017,918)

Other income (expense)
Interest and finance costs	(1,515,304)	(250,933)	(3,439,235)	(391,790)
Change in fair value of derivative liabilities	4,500,103	3,351,880	5,105,765	5,936,900
Total other income (expense)	2,984,799	3,100,947	1,666,530	5,545,110

Net loss	$(734,017)	$(3,583,851)	$(12,052,513)	$(21,472,808)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.02)	$(0.08)	$(0.25)	$(0.45)
Weighted average common shares outstanding
basic and diluted	48,631,069	47,747,366	48,375,025	47,744,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries Consolidated Statement of Stockholders' Deficit For the Six Months Ended June 30, 2016

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2015	47,827,882	$4,783	$116,977,726	$(88,200)	$(144,981,835)	$(28,087,526)
Issuance of common stock for debt extension	315,000	32	1,249,968	-	-	1,250,000
Issuance of common stock in connection with amendment of note agreement	75,000	7	299,993	-	-	300,000
Issuance of common stock for services	1,050,000	105	174,990	-	-	175,000
Issuance of common stock in connection with notes payable			1,169,895	-	-	1,170,000
Transfer of common shares owned by majority stockholder in connection with notes payable	-	-	290,000	-	-	290,000
Extension of warrant expiration date in connection with amendment of note agreement	-	-	188,378	-	-	188,378
Fair value of warrants issued for consulting services	-	-	1,164,738	-	-	1,164,738
Fair value of vested options	-	-	10,040,072	-	-	10,040,072
Fair value related to change in stock option terms	-	-	93,714	-	-	93,714
Value of warrants issued with note payable	-	-	92,987	-	-	92,987
Sale of common shares owned by majority stockholder to affiliates at discount	-	-	931,060	-	-	931,060
Net loss	-	-	-	-	(12,052,513)	(12,052,513)
Balance, June 30, 2016	49,367,882	$4,937	$132,673,521	$(88,200)	$(157,034,348)	$(24,444,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(12,052,513)	$(21,472,808)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	10,709	22,322
Depreciation	2,214	5,027
Accretion of asset retirement obligation	4,626	4,205
Amortization of debt discounts	70,387	-
Financing costs related to stock and warrants issued with notes payable	1,277,987	-
Fair value of stock issued for services	175,000	56,479
Fair value of stock issued for debt extension	1,250,000	-
Fair value of stock issued for amendment of note agreement	300,000	-
Fair value of warrants issued for consulting services	1,164,738	8,157,284
Fair value of warrants issued for amendment of note agreement	188,378	-
Fair value of vested options	10,040,072	4,673,412
Fair value related to change in stock option terms	93,714	-
Sale of common shares owned by majority stockholder to affiliates at discount	931,060	3,675,000
Termination fee	-	5,500,000
Structuring fee	-	4,000,000
Change in fair value of derivative liabilities	(5,105,765)	(5,936,900)
Change in operating assets and liabilities:
Other current assets	12,878	21,012
Accounts payable	751,183	1,072,525
Accrued expenses	387,817	(215,477)
Accrued compensation - officer	180,000	-
Net cash used in operating activities	(317,515)	(437,919)

Cash flows from financing activities:
Proceeds from issuance of notes payable	456,810	150,000
Repayment of notes payable	(120,000)	-
Proceeds from issuance of notes payable, related party	125,000	250,000
Repayment of notes payable, related party	(76,625)	(93,040)
Net cash provided by financing activities	385,185	306,960

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,670	(130,959)

CASH AND CASH EQUIVALENTS, beginning of period	1,367	133,210

CASH AND CASH EQUIVALENTS, end of period	$69,037	$2,251

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Notes payable issued for accounts payable	$288,190	$-
Discount on notes payable	$275,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the Three and Six Months Ended June 30, 2016 and 2015

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Eos Petro, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission. The results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2016 and December 31, 2015, the Company had a stockholders' deficit of $24,444,090 and $28,087,526, respectively; for the six months ended June 30, 2016 and for the year ended December 31, 2015, reported a net loss of $12,052,513 and $35,453,024, respectively; and had negative cash flows from operating activities of $317,515 and $1,420,003, respectively. In addition, the Company may have become obligated to pay a $5.5 million termination fee under the "Dune Merger Agreement," as defined in Note 9 below (the "Parent Termination Fee," as more fully defined in the Dune Merger Agreement) (see Note 9) and $4 million that may be due under a structuring fee with GEM Global Yield Fund ("GEM").  Furthermore, $8,250,000 of LowCal Convertible and Promissory Notes became due on May 1, 2016 and are therefore now due and payable. Management estimates the Company's capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas "Works Property" located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune Energy, Inc. under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company's business, results of operations, and financial condition to suffer. As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern.  In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

	June 30,
	2016	2015
Options	5,825,000	1,325,000
Warrants	9,279,992	16,202,992
Convertible notes	2,000,000	2,000,000
Total	17,104,992	19,527,992

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

The Company assesses oil and gas properties at least quarterly to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through June 30, 2016, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $10,709 and $22,322 for the six months ended June 30, 2016 and 2015, respectively.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Through June 30, 2016, the Company has not had any sales of oil and gas properties that significantly alter that relationship.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations ("ARO") by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of June 30, 2016 and December 31, 2015, the Company had an ARO of $97,138 and $92,512, respectively.

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

Concentrations

The Company maintains cash balances at a bank in California.  The account is insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. At June 30, 2016 and December 31, 2015, the Company did not have amounts on deposit that exceeded the FDIC-insured limits.

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

One customer accounts for 100% of oil sales for the six months ended June 30, 2016 and 2015.  The Company's oil and gas properties are located in Illinois.

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

NOTE 3 - LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE

LowCal convertible and promissory notes payable at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

On February 8, 2013, and as subsequently amended through August 14, 2015, the Company and Eos entered into: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement; (iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; and (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing (collectively referred to as the "Loan Agreements"), with LowCal Industries, LLC and LowCal [EOS/Petro], LLC (collectively referred to as " LowCal ").   Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $4,980,000, promissory notes in the aggregate principal amount of $5,000,000 (of which $1,500,000 was advanced in 2014 and $3,500,000 in prior years), with interest at 10% per annum (the "LowCal Loan"). At LowCal's option, LowCal can elect to convert any part of the principal of the LowCal Loan into shares of the Company's common stock at a conversion price of $2.50 per share.    On January 13, 2015, the Company and LowCal amended the Loan Agreements, including the LowCal Loan, and entered into a new unsecured promissory note in the principal amount of $3,250,000, with interest at 10% per annum (the "Second LowCal Note"), $750,000 of which was advanced to the Company in 2014 and was recognized as included in the principal amount of the Second LowCal Note. As part of the amendment, LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward.  As amended, there was no remaining accrued and outstanding interest on the LowCal Loan.

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

As amended, the maturity dates of both the LowCal Loan and the Second LowCal Note are May 1, 2016.  The LowCal Loan and the Second LowCal Note are currently in default.   The Second LowCal Note must also be repaid upon the earlier to occur of: (i) the Company closing certain potential acquisition transactions, or (ii) the Company closing a financing for a minimum of $20,000,000. The parties have agreed that, upon repayment in full of the Second LowCal Note, LowCal will forever release, cancel and terminate all of its mortgages and any other liens against the Company.

On March 11, 2016, the Company and LowCal amended the LowCal Agreements (the "Seventh Amendment to the LowCal Agreements").  Under the Seventh Amendment to the LowCal Agreements: (i) the maturity dates of the LowCal Loan and Second LowCal Note was extended to May 1, 2016; (ii) the expiration date of LowCal's warrants was extended to May 1, 2020; (iii) the Company will issue to LowCal [EOS/PETRO], LLC ("LowCal") an additional 75,000 restricted shares of the Company's common stock; and (iv) the parties agreed that if: (1) the Company pays off the $3,250,000 principal balance of the Second LowCal Note in full, plus any accrued and unpaid interest, and (2) either: (A) the Company closes a transaction where it acquires at least $10,000,000 in additional assets, through an asset purchase, stock purchase, merger, or other similar transaction, which shall be determined by generally accepted accounting principles, or (B) the Company successfully uplists its common stock to a national exchange market (NASDAQ or  the New York Stock Exchange), then the following will automatically occur: (1) the conversion price of the LowCal Loan will be reduced from $2.50 per share to $2.00 per share, and (2) any outstanding principal and interest due on the LowCal Loan will be converted at a price of $2.00 per share into restricted shares of the Company's common stock, which shall be issued to LowCal.

The value of the 75,000 shares issued with the Seventh Amendment to the LowCal Agreements was $300,000 which was the fair value of the shares on March 11, 2016.  The $300,000 was charged to financing cost during the six months ended June 30, 2016.  In addition, the Company took a charge to earnings of $188,378 during the six months ended June 30, 2016 related to the extension of the expiration date of 1,000,000 warrants previously issued to LowCal.  The charge is the difference in fair value of the warrants using the old expiration date and the new expiration date using the Black-Scholes option- pricing model for options with the following assumptions:

•	Expected life of 2.81 to 4.14 years;
•	Volatility of 174%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.16%.

NOTE 4 – NOTES PAYABLE

Notes payable at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015

Secured note payable, at 18% (1)	$600,000	$600,000
Note payable at 4%, (2)	653,000	453,000
Note payable, at 2%, (3)	100,000	100,000
Note payable at 10%, (4)	150,000	150,000
Notes payable at 4% to 5%, (5)	130,000	30,000
Note payable at 10%, (6)	-	50,000
Note payable at 10%, (7)	100,000	-
Notes payable at 1%, (8)	75,000	-
Note payable at 10%, (9)	200,000	-
Total notes payable	2,008,000	1,383,000
Debt discount	(204,613)	-
	$1,803,387	$1,383,000

(1) On February 16, 2012, and as amended through January 1, 2016, Eos entered into a Secured Promissory Note with Vatsala Sharma ("Sharma") for a secured loan for $600,000 at an interest rate of 18% per annum (as amended, the "Sharma Loan"). The Sharma Loan is secured by a blanket security interest in all of Eos' assets, and newly acquired assets, a mortgage on the Works Property, a 50% security interest in Nikolas Konstant's personal residence, and his personally held shares in a non-affiliated public corporation.  As amended, the maturity date of the Sharma Loan is July 1, 2016.  As additional consideration for entering into the Sharma Loan, the Company issued 400,000 shares of common stock.  Under the terms of the Sharma Loan, Sharma will receive an additional 275,000 shares of the Company's common stock as of January 1, 2016.  The value of the 275,000 shares issued to Sharma was $1,100,000, which was the fair value of the shares on January 1, 2016.  Such amount was charged to financing cost during the six months ended June 30, 2016.  This note is currently in default.

(2)  On September 30, 2014, the Company issued an unsecured promissory note to Bacchus Investors, LLC ("Bacchus") for $323,000, with interest at 4%. During 2015, the Company issued $130,000 of additional unsecured promissory notes to Bacchus with interest at 10%.  In addition, in 2016, the Company issued additional unsecured promissory notes of $200,000 to Bacchus with interest at 10% for a total outstanding of $653,000 at June 30, 2016. The unsecured promissory notes are due upon demand.

(3)  On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 that was extended to June 15, 2015 and includes an exit fee of $30,000.   The maturity date has subsequently been extended to April 30, 2016.  In consideration for extending the due date of this note per an agreement dated March 25, 2016, the Company issued to Ridelinks 40,000 shares of the Company's common stock. The value of the 40,000 shares issued to Ridelinks was $150,000 which was the fair value of the shares on March 26, 2016.  The $150,000 was charged to financing cost during the six months ended June 30, 2016.  This note is currently in default.

(4) On April 15, 2015, the Company issued an unsecured promissory note to Clearview Partners II, LLC ("Clearview") for $150,000, with interest at 10%.  The Company and Clearview executed letter agreements extending the maturity date of the unsecured promissory note to July 1, 2016.  This note is currently in default.

(5) Unsecured promissory notes, with interest ranging from 4% to 5% per annum, maturing through January 1, 2017.

(6) On December 14, 2015, the Company issued an unsecured promissory note to an individual for $50,000, with interest at 10% and a maturity date of July 1, 2016.  On January 20, 2016, the Company issued an additional unsecured promissory note to this individual for $50,000, with interest at 10% and a maturity date of July 1, 2016.  As of June 30, 2016, the total of $100,000 has fully been repaid.

(7) On February 18, 2016, the Company issued an unsecured promissory note in settlement of accounts payable of $120,000, with interest at 10%.  $20,000 had been repaid on the note with the remaining principal due on July 1, 2016.  This note is currently in default.

 (8) On May 19, 2016, the Company issued two secured promissory notes for $37,500 each, with interest at 1% and a maturity date of July 6, 2016.  In connection with these promissory notes, the Company also issued to the noteholders 750,000 shares of the Company's common stock valued at $870,000.    In addition, for one note, Plethora Enterprises, LLC ("Plethora"), the Company's majority stockholder, issued the noteholder 250,000 shares of the Company's common stock valued at $290,000.  The value of the common stock was based on the closing stock price on the date of the agreements and was recorded as a discount of $75,000 and the reminder of $1,085,000 was charged to financing costs.  The discount of $75,000 will be amortized over the term of the notes.  In July 2016, $20,000 of these notes were repaid.  These notes are currently in default.

(9) On June 27, 2016, the Company issued a secured promissory note to an investor for $200,000, with interest at 10% and a maturity date of October 31, 2016.  In connection with this promissory note, the Company also issued to the investor 200,000 warrants to purchase shares of the Company's common stock with an exercise price of $1.00 per share with a fair value of $173,787 and 300,000 shares of the Company's common stock valued at $300,000.

The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:
•	Expected life of 3.0 years
•	Volatility of 174%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.71%

The aggregate relative fair value of the warrants were valued at $92,987 and was recorded as a discount on the promissory note and as additional paid in capital.  The value of the common stock of $300,000 first recorded as a discount of $107,012, with the balance of $192,987 was charged to financing costs.  The combined total discount is $200,000, and will be amortized over the term of the note.

During six months ended June 30, 2016, the Company recorded valuation discount of $275,000 and recognized amortization of debt discounts of $70,387 which is included in interest expense in the accompanying consolidated statement of operations.  As of June 30, 2016, the unamortized valuation discount was 204,613.

The weighted average interest rate at June 30, 2016 for the outstanding notes payable is 11.4%

NOTE 5 – NOTES PAYABLE, RELATED PARTY

The Company has been receiving advances from Plethora Inc, a company wholly owned by Nickolas Konstant, the Company's majority shareholder and CEO. All of the loans extended by Plethora to the Company accrue interest at an annual rate of 10%, and are due on July 1, 2016.  At December 31, 2015, the aggregate principal balance due under these notes was $1,208,160.  Subsequent to June 30, 2016, the entire balance due on this note payable was converted into shares of common stock.

During the six months ended June 30, 2016 and 2015, Plethora sold an aggregate of 351,515 and 750,000 of its shares of the Company's restricted common stock in private sales.  Following the private sales transactions, Plethora loaned all of the aggregate proceeds from the private sale of stock of to the Company, and concurrently, the Company issued Plethora separate unsecured promissory notes for the aggregate principal amount received. The proceeds from these sales of $125,000 were loaned to the Company.

During the six months ended June 30, 2016 and 2015, of the shares of common stock sold by Plethora as discussed above, 251,515 and 750,000 shares were sold to either affiliates of the Company, vendors, or individuals with whom the Company had a past business relationship.  The Company considered the provisions of Staff Accounting Bulletin ("SAB") Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, and determined that the difference between the quoted market price of the shares and the sales price to the buyers as additional compensation cost and a contribution to capital by a major related party stockholder (Plethora).  As such, the Company recorded charges of $931,060 and 3,675,000 during the six months ended June 30, 2016 and 2015 relating to the difference between the sales price and the fair market price of the shares on the date of the transaction

NOTE 6 – DERIVATIVE LIABILITIES

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity's own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  In August 2014, the Company issued warrants to purchase an aggregate of 1,775,000 shares of the Company's common stock, to a former note holder and certain other related parties. The warrant agreements included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. The Company determined that these warrants met the definition of a derivative and are to be re-measured at the end of each reporting period with the change in fair value reported in the statement of operations.

As of June 30, 2016 and December 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	June 30,	December 31,
	2016	2015
Exercise Price	$2.00	$2.00
Stock Price	$1.00	$4.00
Risk-free interest rate	0.73%	1.06%
Expected life of the options (years)	2.14	2.64
Expected volatility	174%	180%
Expected dividend yield	0%	0%
Expected forfeitures	0%	0%

Fair Value	$1,275,788	$6,381,553

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

The Company recorded an adjustment to the fair value of derivative liabilities of $5,105,765 and $5,936,900 for six months ended June 30, 2016 and 2015, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora, which is solely owned by Nikolas Konstant, the Company's Chairman of the Board and Chief Financial Officer.  Under the consulting agreement, for the six months ended June 30, 2016 and 2015, the Company recorded compensation expense of $180,000 and $180,000, respectively.   At June 30, 2016 and December 31, 2015, there was $360,000 and $180,000, respectively, due to Mr. Konstant under the Plethora consulting agreement.

In addition, Plethora has made advances to the Company as described in Note 5.

NOTE 8- STOCKHOLDERS' DEFICIT

During the six months ended the Company issued 100,000 shares to a consultant.  The shares were valued at $175,000 based on the market price of the Company's common stock at the date of issuance.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	1,325,000	2.50	3.08	2,186,250
Granted	4,500,000	1.00
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2016	5,825,000	1.34	4.08	-
Exercisable, June 30, 2016	2,825,000	1.70	3.59	-

At June 30, 2016, the intrinsic value of outstanding and exercisable stock options was zero.

The following table summarizes information about options outstanding at June 30, 2016:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	4,500,000	4.54	1.00
2.50	1,325,000	2.51	2.50

The following table summarizes information about options exercisable at June 30, 2016:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	1,500,000	4.54	1.00
2.50	1,325,000	2.51	2.50

In connection with Mr. Alan Gaines' employment as the Company's President, the Company and Mr. Gaines entered into a Stock Option Agreement, signed on December 16, 2015 and effective January 11, 2016 ("Effective Date"), whereby the Company granted Mr. Gaines options to purchase up 4,500,000 shares of the Company's restricted common stock, all of which have an exercise price of $1.00 per share and expire in five years.  The Company determined the total fair value at grant date was $17,627,047, calculated using the Black-Scholes option pricing model. The options vest as follows: 1,500,000 of the shares vested on the Effective Date; 1,500,000 of the shares shall vest on the first anniversary of the Effective Date; and 1,500,000 of the shares shall vest on the second anniversary of the Effective Date.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model for options are as follows:
•	Expected life of 5.0 years;
•	Volatility of 179%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.58%.

During the six months ended June 30, 2016 and 2015, the Company recorded $10,040,072 and $4,673,412, respectively, of share based compensation relating to the vesting of options granted in 2016 and other previously granted options.  As of June 30, 2016, the unamortized balance related to future stock based compensation for options previously granted but not vested is $7,586,975.

During the six months ended June 30, 2016, the Company extended the terms of 50,000 option by five years.  The change in fair value between the fair value of the options using the old expiration date and the new expiration date was $93,714.  This amount was recorded as an expense during the period as the options have fully vested.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	8,612,992	3.25	2.66	11,237,988
Granted	667,000	1.86
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2016	9,279,992	3.12	2.29	-
Exercisable, June 30, 2016	9,279,992	3.12	2.29	-

At June 30, 2016, the intrinsic value of outstanding and exercisable stock options was zero. The following tables summarize information about warrants outstanding and exercisable at June 30, 2016:

Warrants Outstanding and Exercisable
			Weighted	Weighted
			Average	Average
Exercise	Number of		Remaining	Exercise
Price ($)	Shares		Life (Years)	Price ($)
1.00	250,000		3.34	1.00
2.00	2,875,000	(1)	2.59	2.00
2.50	3,206,992		3.11	2.50
3.00	1,353,000		0.49	3.00
4.00	75,000		2.09	4.00
6.00	20,000		0.84	6.00
7.15	1,500,000		2.03	7.15
	9,279,992

(1) Includes 1,775,000 warrants that include an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. See Note 6.  The current exercise price for these 1,775,000 warrants is $2.00 per share.

Warrants issued to consultants

During the six months ended June 30, 2016, the Company issued a total of 467,000 warrants to two consultants and the CEO with an aggregate fair value of $1,164,738 which was recorded as expense during the six months ended June 30, 2016.   The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:
•	Expected life of 5.0 years
•	Volatility of 171%-176%;
•	Dividend yield of 0%;
•	Risk free interest rate of 1.21% - 1.39%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11– SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company converted $2,371,646 of debt into 2,371,646 shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute "forward looking statements" that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of June 30, 2016. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named "Cellteck, Inc. ").

We are presently focused on the acquisition, exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of June 30, 2016, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, and pre-development activities for existing assets.

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

Comparison of the three months ended June 30, 2016 to June 30, 2015.

	For the Three Months Ended June 30,
	2016		2015
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$17,091	100.0%	$70,900	100.0%	(53,809)	-75.9%
Lease operating expense	9,655	56.5%	53,228	75.1%	(43,573)	-81.9%
General and administrative expenses	3,726,252	21802.4%	6,702,470	9453.4%	(2,976,218)	-44.4%
Other income (expense), net	2,984,799	17464.2%	3,100,947	4373.7%	(116,148)	-3.7%
Net loss	$(734,017)	-4294.8%	$(3,583,851)	-5967.2%	2,849,834	-79.5%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the three months ended June 30, 2016 and 2015, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended June 30, 2016 and 2015 was $17,091 and $70,900, respectively.  The decrease in revenues for the three months ended June 30, 2016 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  For the three months ended June 30, 2016, we sold 501 barrels at an average price of $34 per barrel, compared to 1,548 barrels at an average price of $46 per barrel for the three months ended June 30, 2015.  The decrease in the barrels produced in 2016 compared to 2015 is due to the wells being shut down in June 2016 due to non-payment to our operator. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended June 30, 2016 and 2015 was $9,655 and $53,228, respectively.  The decrease in operating expenses was due to lower cost due to the wells being shut down for longer periods of time in 2016.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2016 and 2015 were $3,726,252 and $6,702,470, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $515,000, $670,000, and $2,452,000 in professional fees, consulting fees and compensation, respectively, for the three months ended June 30, 2016.  We recognized approximately $411,000, $3,825,000, and $2,328,000 in professional fees, consulting fees and compensation, respectively for the three months ended June 30, 2015.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  During the three months ended June 30, 2016, we recorded compensation expense of $2,203,000 related to options that were granted to our new CEO in January 2016 and vesting through January 2018.   During the three months ended June 30, 2015, we recorded compensation expense of $2,238,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.  In addition, during the three months ended June 30, 2015, we recognized financing cost of $3,675,000 due to our majority stockholder selling shares of common stock to a consultant at a significant discount to market.

Other income (expenses)

For the three months ended June 30, 2016, net other income was $2,984,799, consisting of interest and finance costs of $1,515,304 and a gain on change in fair value of derivative liability of $4,500,103.   Interest and financing costs for the three months ended June 30, 2016 includes a charge to earnings of $1,277,987 related to common stock and warrants being issued with notes payable financing agreements.  For the three months ended June 30, 2015, net other income was $3,100,947 consisting of interest and finance costs of $250,933 and a gain on change in fair value of derivative liability of $3,351,880.

Comparison of the six months ended June 30, 2016 to June 30, 2015.

	For the Six Months Ended June 30,
	2016		2015
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$36,519	100.0%	$130,959	100.0%	(94,440)	-72.1%
Lease operating expense	42,329	115.9%	64,657	49.4%	(22,328)	-34.5%
General and administrative expenses	13,713,233	37551.0%	17,584,220	13427.3%	(3,870,987)	-22.0%
Structuring fee	0	0.0%	4,000,000	3054.4%	(4,000,000)	N/A
Termination fee	0	0.0%	5,500,000	4199.8%	(5,500,000)	N/A
Other income (expense), net	1,666,530	4563.5%	5,545,110	4234.2%	(3,878,580)	-69.9%
Net loss	$(12,052,513)	-33003.4%	$(21,472,808)	-16396.6%	9,420,295	-43.9%

Revenue

We primarily generate revenue from the operation of any oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the six months ended June 30, 2016 and 2015, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the six months ended June 30, 2016 and 2015 was $36,519 and $130,959, respectively.  The decrease in revenues for the six months ended June 30, 2016 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  For the six months ended June 30, 2016, we sold 1,211 barrels at an average price of $30 per barrel, compared to 2,818 barrels at an average price of $46 per barrel for the six months ended June 30, 2015.  The decrease in the barrels produced in 2016 compared to 2015 is due to shutting down the production of the wells for a longer period of time in early 2016 due to cold weather related issues and the wells being shut down in June 2016 due to non-payment to our operator. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the six months ended June 30, 2016 and 2015 was $42,329 and $64,657, respectively.  The decrease in operating expenses was due to lower cost due to the wells being shut down for longer periods of time in 2016.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2016 and 2015 were $13,713,233 and $17,584,220, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $1,182,000, $1,727,000, and $10,617,000 in professional fees, consulting fees and compensation, respectively, for the six months ended June 30, 2016.  We recognized approximately $526,000, $11,800,000, and $4,910,000 in professional fees, consulting fees and compensation, respectively for the six months ended June 30, 2015.  The increase in professional fees was due primarily to costs associated with due diligence for potential acquisitions and financings.  The decrease in consulting fees was due primarily to the fact that during the six months ended June 30, 2015, we recorded consulting fees of approximately $8,036,000 associated with warrants to be issued. The increase in compensation was due primarily to the fact that during the six months ended June 30, 2016, we recorded compensation expense of $10,040,000 related to options that were granted to our new CEO in January 2016 and vesting through January 2018.  Also, during the six months ended June 30, 2016, we recognized costs of $931,060 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market.   During the six months ended June 30, 2015, we recorded compensation expense of $4,476,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.   Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.

Structuring fee

During the six months ended June 30, 2015, we recorded a charge to earnings related to a structuring fee of $4 million due to GEM.  There was no such charge during the six months ended June 30, 2016.

Acquisition termination fee

During the six months ended June 30, 2015, we recorded a charge to earnings of $5.5 million related to the Parent Termination Fee associated with our proposed acquisition of Dune.  There was no such charge during the six months ended June 30, 2016.

Other income (expenses)

For the six months ended June 30, 2016, net other income was $1,666,530, consisting of interest and finance costs of $3,439,235 and a gain on change in fair value of derivative liability of $5,105,765.   Interest and financing costs for the six months ended June 30, 2016 includes i) a charge of $488,378 related to the Seventh Amendment to the LowCal Agreements for the issuance of 75,000 shares of common stock, and the extension of the warrant expiration date; ii) a charge of $1,250,000 for the value of an aggregate of 315,000 shares of common stock issued for debt extensions; and iii) a charge to earnings of $1,277,987 related to common stock and warrants being issued with notes payable financing agreements.  For the six months ended June 30, 2015, net other income was $5,545,110 consisting of interest and finance costs of $391,790 and a gain on change in fair value of derivative liability of $5,936,900.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of June 30, 2016, we had cash in the amount of $69,037. At June 30, 2016, we had total liabilities of $25,667,824. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities. In addition, our Auditors in their audit report for the year ending December 31, 2015 included a statement in their report to express a going concern uncertainty.

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

To finance our operations, we have issued notes payable.  At June 30, 2016, we had the following outstanding debt:

•	$8,250,000 in convertible and promissory notes payable to LowCal. These loans were due on May 1, 2016 and are currently past due and in default;

•	$2,008,000 in notes payable due to 10 note holders. These notes bear interest ranging from 2% to 18% and have maturity dates ranging from April 30, 2016 to January 1, 2017. A majority of these notes are currently past due and in default; and

•	$1,256,535 of notes payable to Plethora Enterprises, a related party. These notes bear interest at 10% and are due on July 1, 2016. These notes are currently paid due.
During the six months ended June 30, 2016, we received additional proceeds of $625,000 ($168,190 of which the proceeds were paid directly to our vendors) from issuing notes payable as described below.

On January 27, 2016, February 9, 2016 and February 26, 2016, we issued three unsecured promissory notes to Bacchus Investors, LLC, for $50,000, $50,000 and $100,000, respectively, each with an interest rate of 10% per annum and due on demand.

We issued a series of unsecured promissory notes to Plethora Enterprises for an aggregate amount of $125,000, with an interest rate of 10% per annum and due on July 1, 2016.   Nikolas Konstant, our CFO and Chairman of the Board, is the sole member and manager of Plethora Enterprises.

On April 6, 2016, we issued an unsecured promissory notes to an investor for $100,000 with an interest rate of 10% per annum and due on January 1, 2017.

On May 19, 2016, we issued two secured promissory notes to two investors for $37,500 each with an interest rate of 1% per annum and due on July 6, 2016.  In addition, to we also issued 750,000 shares of common stock and Plethora issued 250,000 shares of common stock to the two investors in connection with these two notes.

On June 27, 2016, we issued a secured promissory notes to an investor for $200,000 with an interest rate of 10% per annum and due on October 31, 2016.  In addition, to we also issued 300,000 shares of common stock and a warrant to purchase 200,000 shares of common stock with an exercise price of $1.00 per share to the investors in connection with this note.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $317,515 and $437,919 for the six months ended June 30, 2016 and 2015, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $0 and $0 for the six months ended June 30, 2016 and 2015, respectively.

Financing Activities

Net cash provided by financing activities was $385,185 and $306,960 for the six months ended June 30, 2016 and 2015, respectively. Cash generated from financing activities for the six months ended June 30, 2016 was primarily from issuing promissory notes to related and unrelated parties totaling of $581,810 offset by repayment of related party promissory notes and notes payable of $196,625.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company's disclosure controls and procedures were ineffective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2016, our management concluded that our internal controls over financial reporting were ineffective as of June 30, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

The Company intends to remedy these material weaknesses by hiring additional employees, officers, and perhaps directors, and reallocating duties, including responsibilities for financial reporting, among our officers, directors and employees as soon as there are sufficient resources available. However, until such time, these material weaknesses will continue to exist.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2016, the Company issued 100,000 shares of common stock to a consultant for services provided.

On May 19, 2016, the Company issued a total of 750,000 shares of common stock to two investors in connection with the issuance of notes payable.

On June 27, 2016, the Company issued 300,000 shares of common stock to an investor in connection with the issuance of notes payable.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

The Company is currently in default of the LowCal notes totaling $8,250,000 and several notes payable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

  EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
31.1	Section 302 Certification of Principal Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	SBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS PETRO, INC. a Nevada corporation

Date: August 15, 2016	By:	/s/ MARTIN B. ORING
Martin B. Oring
Chief Executive Officer

Date: August 15, 2016	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer