Form 10-Q
period 2016-09-30
Eos Petro, Inc.
filed 2016-11-14
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

Yes  ☐                  No  ☒

As of November 11, 2016, the registrant had 52,089,528 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eos Petro, Inc. and Subsidiaries Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)

Current assets
Cash	$37	$1,367
Other current assets	-	12,878
Total current assets	37	14,245

Oil and gas properties, using the full cost method of accounting,
net of accumulated depletion of $197,906 and $187,197, respectively	1,051,702	1,062,411
Other property plant and equipment, net of accumulated
depreciation of $29,862 and $27,232, respectively	138	2,768
Long-term deposits	202,441	102,441
Total assets	$1,254,318	$1,181,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,559,171	$1,084,621
Accrued expenses	1,109,689	1,189,545
Accrued compensation - officer	317,752	180,000
Accrued termination fee	5,500,000	5,500,000
Accrued structuring fee	4,000,000	4,000,000
LowCal convertible and promissory notes payable	8,250,000	8,250,000
Notes payable, net of discount of $212,462 and $0	1,770,538	1,383,000
Notes payable, related party	-	1,208,160
Derivative liabilities	-	6,381,553
Total current liabilities	22,507,150	29,176,879

Asset retirement obligation	99,451	92,512
Total liabilities	22,606,601	29,269,391

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized
52,089,528 and 47,827,882 shares issued and outstanding	5,209	4,783
Additional paid-in capital	139,056,207	116,977,726
Stock subscription receivable	(88,200)	(88,200)
Accumulated deficit	(160,325,499)	(144,981,835)
Total stockholders' deficit	(21,352,283)	(28,087,526)
Total liabilities and stockholders' deficit	$1,254,318	$1,181,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$-	$39,863	$36,519	$170,822

Costs and expenses
Lease operating expense	13,164	39,131	55,493	103,788
General and administrative	2,715,084	3,238,923	16,428,317	20,823,143
Structuring fee	-	-	-	4,000,000
Acquisition termination fee	-	-	-	5,500,000
Total costs and expenses	2,728,248	3,278,054	16,483,810	30,426,931

Loss from operations	(2,728,248)	(3,238,191)	(16,447,291)	(30,256,109)

Other income (expense)
Interest and finance costs	(449,063)	(2,667,186)	(3,888,298)	(3,058,976)
Change in fair value of derivative liabilities	(113,840)	(1,695,203)	4,991,925	4,241,697
Total other income (expense)	(562,903)	(4,362,389)	1,103,627	1,182,721

Net loss	$(3,291,151)	$(7,600,580)	$(15,343,664)	$(29,073,388)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.06)	$(0.16)	$(0.31)	$(0.61)
Weighted average common shares outstanding
basic and diluted	51,922,210	47,790,697	49,566,050	47,759,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries Consolidated Statement of Stockholders' Deficit For the Nine Months Ended September 30, 2016 (unaudited)

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance, December 31, 2015	47,827,882	$4,783	$116,977,726	$(88,200)	$(144,981,835)	$(28,087,526)
Issuance of common stock for debt extension	315,000	32	1,249,968	-	-	1,250,000
Issuance of common stock in connection with amendment of note agreement	75,000	7	299,993	-	-	300,000
Issuance of common stock for services	200,000	20	264,980	-	-	265,000
Issuance of common stock in connection with notes payable			1,304,880	-	-	1,305,000
Issuance of common stock in connection debt conversions			2,471,399	-	-	2,471,646
Transfer of common shares owned by majority stockholder in connection with notes payable	-	-	290,000	-	-	290,000
Extension of warrant expiration date in connection with amendment of note agreement	-	-	188,378	-	-	188,378
Fair value of warrants issued for consulting services	-	-	1,164,738	-	-	1,164,738
Fair value of vested options	-	-	12,243,453	-	-	12,243,453
Fair value related to change in stock option terms	-	-	93,714	-	-	93,714
Value of warrants issued with note payable	-	-	186,290	-	-	186,290
Sale of common shares owned by majority stockholder to affiliates at discount	-	-	931,060	-	-	931,060
Reclassification of derviative liability to equity	-	-	1,389,628	-	-	1,389,628
Net loss	-	-	-	-	(15,343,664)	(15,343,664)
Balance, September 30, 2016	52,089,528	$5,209	$139,056,207	$(88,200)	$(160,325,499)	$(21,352,283)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(15,343,664)	$(29,073,388)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion	10,709	29,970
Depreciation	2,630	7,583
Accretion of asset retirement obligation	6,939	6,308
Amortization of debt discounts	290,841	-
Financing costs related to stock and warrants issued with notes payable	1,277,987	-
Fair value of stock issued for services	265,000	62,659
Fair value of stock issued for debt extension	1,250,000	311,250
Fair value of stock issued for amendment of note agreement	300,000	-
Fair value of warrants issued for consulting services	1,164,738	8,157,284
Fair value of warrants issued for amendment of note agreement	188,378	2,212,149
Fair value of vested options	12,243,453	4,673,412
Fair value related to change in stock option terms	93,714	-
Sale of common shares owned by majority stockholder to affiliates at discount	931,060	6,293,200
Termination fee	-	5,500,000
Structuring fee	-	4,000,000
Change in fair value of derivative liabilities	(4,991,925)	(4,241,697)
Change in operating assets and liabilities:
Other current assets	12,878	42,959
Accounts payable	762,740	1,047,214
Accrued expenses	653,904	(68,824)
Accrued compensation - officer	137,752	90,000
Net cash used in operating activities	(742,866)	(949,921)

Cash flows from investing activities:
Deposit for acquistion	(100,000)	-
Net cash used in investing activities	(100,000)	-

Cash flows from financing activities:
Proceeds from issuance of notes payable	956,810	150,000
Repayment of notes payable	(195,000)	-
Proceeds from issuance of notes payable, related party	125,000	870,000
Repayment of notes payable, related party	(45,274)	(201,540)
Net cash provided by financing activities	841,536	818,460

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,330)	(131,461)

CASH AND CASH EQUIVALENTS, beginning of period	1,367	133,210

CASH AND CASH EQUIVALENTS, end of period	$37	$1,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Notes payable issued for accounts payable	$288,190	$-
Discount on notes payable	$503,303	$-
Common stock issued for conversion of debt	$2,471,646	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Three and Nine months Ended September 30, 2016 and 2015
(Unaudited)

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

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Eos Petro, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the financial condition of the Company and its operating results for the respective periods. The condensed consolidated balance sheet at December 31, 2015 has been derived from the Company's audited consolidated financial statements. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016.

Going Concern

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2016 and December 31, 2015, the Company had a stockholders' deficit of $21,352,283 and $28,087,526, respectively; for the nine months ended September 30, 2016 and for the year ended December 31, 2015, reported a net loss of $15,343,664 and $35,453,024, respectively; and had negative cash flows from operating activities of $742,866 and $1,420,003, respectively. In addition, the Company may have become obligated to pay a $5.5 million termination fee under the "Dune Merger Agreement," as defined in Note 9 below (the "Parent Termination Fee," as more fully defined in the Dune Merger Agreement) (see Note 9) and $4 million that may be due under a structuring fee with GEM Global Yield Fund ("GEM").  Furthermore, $8,250,000 of LowCal Convertible and Promissory Notes became due on May 1, 2016 and are therefore now due and payable. Management estimates the Company's capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas "Works Property" located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune Energy, Inc. under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company's business, results of operations, and financial condition to suffer. As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern.  In addition, the Company's independent registered public accounting firm, in its report on the Company's December 31, 2015 consolidated financial statements, has raised substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of our wholly owned and majority owned subsidiaries. Intercompany transactions and balances have been eliminated. Management evaluates its investments on an individual basis for purposes of determining whether or not consolidation is appropriate.

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

	September 30,
	2016	2015
Options	5,750,000	1,325,000
Warrants	9,430,734	16,702,992
Convertible notes	2,000,000	2,000,000
Total	17,180,734	20,027,992

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

The Company assesses oil and gas properties at least quarterly to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. Through September 30, 2016, the Company has not experienced any impairment of its capitalized oil and gas properties.

The Company recorded depletion expense of $10,709 and $29,970 for the nine months ended September 30, 2016 and 2015, respectively.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Through September 30, 2016, the Company has not had any sales of oil and gas properties that significantly alter that relationship.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations ("ARO") by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of September 30, 2016 and December 31, 2015, the Company had an ARO of $99,451 and $92,512, respectively.

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

Concentrations

The Company maintains cash balances at a bank in California.  The account is insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. At September 30, 2016 and December 31, 2015, the Company did not have amounts on deposit that exceeded the FDIC-insured limits.

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

One customer accounts for 100% of oil sales for the nine months ended September 30, 2016 and 2015.  The Company's oil and gas properties are located in Illinois.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share Based Payment Accounting, to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance will be effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this newly issued guidance to its consolidated financial statements.

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

NOTE 3 - LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE

LowCal convertible and promissory notes payable at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

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

The value of the 75,000 shares issued with the Seventh Amendment to the LowCal Agreements was $300,000 which was the fair value of the shares on March 11, 2016.  The $300,000 was charged to financing cost during the nine months ended September 30, 2016.  In addition, the Company took a charge to earnings of $188,378 during the nine months ended September 30, 2016 related to the extension of the expiration date of 1,000,000 warrants previously issued to LowCal.  The charge is the difference in fair value of the warrants using the old expiration date and the new expiration date using the Black-Scholes option- pricing model for options with the following assumptions:

•	Expected life of 2.81 to 4.14 years;
•	Volatility of 174%;
•	Dividend yield of 0%; and
•	Risk free interest rate of 1.16%.

NOTE 4 – NOTES PAYABLE

Notes payable at September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015

Secured note payable, at 18% (1)	$300,000	$600,000
Note payable at 10%, (2)	653,000	453,000
Note payable, at 2%, (3)	100,000	100,000
Note payable at 10%, (4)	-	150,000
Note payable at 10%, (5)	130,000	30,000
Note payable at 10%, (6)	-	50,000
Note payable at 10%, (7)	100,000	-
Note payable at 10%, (8)	200,000	-
Note payable at 2%, (9)	500,000	-
Total notes payable	1,983,000	1,383,000
Debt discount	(212,462)	-
	$1,770,538	$1,383,000

(1) On February 16, 2012, and as amended through January 1, 2016, Eos entered into a Secured Promissory Note with Vatsala Sharma ("Sharma") for a secured loan for $600,000 at an interest rate of 18% per annum (as amended, the "Sharma Loan"). The Sharma Loan is secured by a blanket security interest in all of Eos' assets, and newly acquired assets, a mortgage on the Works Property, a 50% security interest in Nikolas Konstant's personal residence, and his personally held shares in a non-affiliated public corporation.  As amended, the maturity date of the Sharma Loan is January 15, 2017.  As additional consideration for entering into the Sharma Loan, the Company issued 400,000 shares of common stock.  Under the terms of the Sharma Loan, Sharma will receive an additional 275,000 shares of the Company's common stock as of January 1, 2016.  The value of the 275,000 shares issued to Sharma was $1,100,000, which was the fair value of the shares on January 1, 2016.  Such amount was charged to financing cost during the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, $300,000 of this note plus $456,460 of accrued interest was converted into 756,460 shares of the Company's common stock.

(2)  On September 30, 2014, the Company issued an unsecured promissory note to Bacchus Investors, LLC ("Bacchus") for $323,000, with interest at 4%. During 2015, the Company issued $130,000 of additional unsecured promissory notes to Bacchus with interest at 10%.  In addition, in 2016, the Company issued additional unsecured promissory notes of $200,000 to Bacchus with interest at 10% for a total outstanding of $653,000 at September 30, 2016. The unsecured promissory notes are due upon demand.

(3)  On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 that was extended to June 15, 2015 and includes an exit fee of $30,000.   The maturity date has subsequently been extended to April 30, 2016.  In consideration for extending the due date of this note per an agreement dated March 25, 2016, the Company issued to Ridelinks 40,000 shares of the Company's common stock. The value of the 40,000 shares issued to Ridelinks was $150,000 which was the fair value of the shares on March 26, 2016.  The $150,000 was charged to financing cost during the nine months ended September 30, 2016.  This note is currently in default.

(4) On April 15, 2015, the Company issued an unsecured promissory note to Clearview Partners II, LLC ("Clearview") for $150,000, with interest at 10%.  The Company and Clearview executed letter agreements extending the maturity date of the unsecured promissory note to July 1, 2016.  During the nine months ended September 30, 2016, this note plus $18,205 of accrued interest was converted into 168,205 shares of the Company's common stock.

(5) Unsecured promissory notes, with interest ranging from 4% to 5% per annum, maturing through January 1, 2017.

(6) On December 14, 2015, the Company issued an unsecured promissory note to an individual for $50,000, with interest at 10% and a maturity date of July 1, 2016.  On January 20, 2016, the Company issued an additional unsecured promissory note to this individual for $50,000, with interest at 10% and a maturity date of July 1, 2016.  As of September 30, 2016, the total of $100,000 has fully been repaid.

(7) On February 18, 2016, the Company issued an unsecured promissory note in settlement of accounts payable of $120,000, with interest at 10%.  $20,000 had been repaid on the note with the remaining principal due on January 15, 2017.

(8) On June 27, 2016, the Company issued a secured promissory note to an investor for $200,000, with interest at 10% and a maturity date of October 31, 2016, which was extended to December 15, 2016.  This note is secured by 1,000,000 shares of common stock owned by the Company's majority stockholder, Plethora Enterprises, LLC ("Plethora"), In connection with this promissory note, the Company also issued to the investor 200,000 warrants to purchase shares of the Company's common stock with an exercise price of $1.00 per share with a fair value of $173,787 and 300,000 shares of the Company's common stock valued at $300,000.

The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3.0 years
•	Volatility of 174%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.71%

The aggregate relative fair value of the warrants were valued at $92,987 and was recorded as a discount on the promissory note and as additional paid in capital.  The value of the common stock of $300,000 first recorded as a discount of $107,013, with the balance of $192,987 was charged to financing costs.  The combined total discount is $200,000, and will be amortized over the term of the note.

(9) On August 10, 2016, the Company issued a secured promissory note to an investor for $500,000, with interest at 2% and a maturity date of February 5, 2017.  This note is secured by 2,000,000 shares of common stock owned by the Company's majority stockholder, Plethora, and real property owned by an unrelated party.  The note also provides for a loan fee of $75,000 to be paid upon maturity. In connection with this promissory note, the Company also issued to the investor 150,000 warrants to purchase shares of the Company's common stock with an exercise price of $1.00 per share with a fair value of $114,708 and 150,000 shares of the Company's common stock valued at $135,000.

The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

•	Expected life of 3.0 years
•	Volatility of 169%;
•	Dividend yield of 0%;
•	Risk free interest rate of 0.80%

The aggregate relative fair value of the warrants were valued at $93,303 and was recorded as a discount on the promissory note and as additional paid in capital.  The value of the common stock of $135,000 was also recorded as a discount on the promissory note.  The combined total discount is $228,303 and will be amortized over the term of the note.

On May 19, 2016, the Company issued two secured promissory notes for $37,500 each, with interest at 1% and a maturity date of July 6, 2016.  In connection with these promissory notes, the Company also issued to the noteholders 750,000 shares of the Company's common stock valued at $870,000.  In addition, for one note, Plethora, the Company's majority stockholder, issued the noteholder 250,000 shares of the Company's common stock valued at $290,000.  The value of the common stock was based on the closing stock price on the date of the agreements and was recorded as a discount of $75,000 and the reminder of $1,085,000 was charged to financing costs.  The discount of $75,000 was amortized over the term of the notes.  During the quarter ended September 30, 2016, these notes were fully repaid.

During nine months ended September 30, 2016, the Company recorded valuation discount of $503,303 and recognized amortization of debt discounts of $290,841 which is included in interest expense in the accompanying consolidated statement of operations.  As of September 30, 2016, the unamortized valuation discount was $212,462.

The weighted average interest rate at September 30, 2016 for the outstanding notes payable is 8.4%

NOTE 5 – NOTES PAYABLE, RELATED PARTY

The Company has been receiving advances from Plethora, a company wholly owned by Nickolas Konstant, the Company's majority shareholder and CEO. All of the loans extended by Plethora to the Company accrue interest at an annual rate of 10%, and are due on July 1, 2016.  At December 31, 2015, the aggregate principal balance due under these notes was $1,208,160.

During the nine months ended September 30, 2016 and 2015, Plethora sold an aggregate of 351,515 and 2,520,000 of its shares of the Company's restricted common stock in private sales.  Following the private sales transactions, Plethora loaned all of the aggregate proceeds from the private sale of stock of to the Company, and concurrently, the Company issued Plethora separate unsecured promissory notes for the aggregate principal amount received. The proceeds from these sales of $125,000 and $870,000 were loaned to the Company.

During the nine months ended September 30, 2016 and 2015, of the shares of common stock sold by Plethora as discussed above, 251,515 and 2,160,000 shares were sold to either affiliates of the Company, vendors, or individuals with whom the Company had a past business relationship.  The Company considered the provisions of Staff Accounting Bulletin ("SAB") Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, and determined that the difference between the quoted market price of the shares and the sales price to the buyers as additional compensation cost and a contribution to capital by a major related party stockholder (Plethora).  As such, the Company recorded charges of $931,060 and $6,293,200 during the nine months ended September 30, 2016 and 2015 relating to the difference between the sales price and the fair market price of the shares on the date of the transaction.

During the quarter ended September 30, 2016, the entire balance due on this note payable of $1,287,886 and accrued interest of $110,095 were converted into 1,397,981 shares of the Company's common stock.  The balance of the notes payable, related party at September 30, 2016 was $0.

NOTE 6 – DERIVATIVE LIABILITIES

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity's own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  In August 2014, the Company issued warrants to purchase an aggregate of 1,775,000 shares of the Company's common stock, to a former note holder and certain other related parties. The warrant agreements included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. The Company determined that these warrants met the definition of a derivative and are to be re-measured at the end of each reporting period with the change in fair value reported in the statement of operations.  On July 2, 2016, the Company and the warrant holders entered into an agreement whereby the Company agreed to reduce the exercise price of the warrants to $1.00 in exchange for the warrant holder removing the anti-dilution provision contained in the warrant agreements.  As a result of the removal of this anti-dilution provision, these warrants are no longer considered derivative liabilities.  On July 2, 2016, the fair value of the warrants of $1,389,628 was reclassified to additional paid-in capital.

As of July 2, 2016 and December 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	July 2,	December 31,
	2016	2015
Exercise Price	$1.00	$2.00
Stock Price	$1.00	$4.00
Risk-free interest rate	0.59%	1.06%
Expected life of the options (Years)	2.14	2.64
Expected volatility	169%	180%
Expected dividend yield	0%	0%
Expected forfeitures	0%	0%

Fair Value	$1,389,628	$6,381,553

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

The Company recorded an adjustment to the fair value of derivative liabilities of $4,991,925 and $4,241,697 for nine months ended September 30, 2016 and 2015, respectively.

NOTE 7 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora, which is solely owned by Nikolas Konstant, the Company's Chairman of the Board and Chief Financial Officer.  Under the consulting agreement, for the nine months ended September 30, 2016 and 2015, the Company recorded compensation expense of $270,000 and $270,000, respectively.   At September 30, 2016 and December 31, 2015, there was $317,752 and $180,000, respectively, due to Mr. Konstant under the Plethora consulting agreement.

In addition, Plethora has made advances to the Company as described in Note 5.

NOTE 8- STOCKHOLDERS' DEFICIT

During the nine months ended the Company issued:

•	200,000 shares of its common stock to a consultant. The shares were valued at $265,000 based on the market price of the Company's common stock at the date of issuance;

•	315,000 shares of its common stock in connection with debt extensions. The shares were valued at $1,250,000 based on the market price of the Company's common stock at the date of issuance;

•
75,000 shares of its common stock in connection with an amendment of a note agreement.  The shares were valued at $300,000 based on the market price of the Company's common stock at the date of issuance;

•	1,200,000 shares of its common stock in connection with notes payable. The shares were valued at $1,305,000 based on the market price of the Company's common stock at the date of issuance; and

•
2,471,646 shares of its common stock in connection with the conversion of notes payable of $450,000; notes payable to related party of $1,287,886; accrued interest of $584,760 and accrued expenses of $149,000.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	1,325,000	2.50	3.08	2,186,250
Granted	4,500,000	1.00
Exercised	-
Forfeited/Canceled	(75,000)	2.50
Outstanding, September 30, 2016	5,750,000	1.33	3.88	-
Exercisable, September 30, 2016	2,750,000	1.68	3.44	-

At September 30, 2016, the intrinsic value of outstanding and exercisable stock options was zero.

The following table summarizes information about options outstanding at September 30, 2016:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	4,500,000	4.28	1.00
2.50	1,250,000	2.42	2.50

The following table summarizes information about options exercisable at September 30, 2016:

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	1,500,000	4.28	1.00
2.50	1,250,000	2.42	2.50

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

During the nine months ended September 30, 2016 and 2015, the Company recorded $12,243,453 and $4,673,412, respectively, of share based compensation relating to the vesting of options granted in 2016 and other previously granted options.  As of September 30, 2016, the unamortized balance related to future stock based compensation for options previously granted but not vested is $5,383,594.

During the nine months ended September 30, 2016, the Company extended the terms of 50,000 option by five years.  The change in fair value between the fair value of the options using the old expiration date and the new expiration date was $93,714.  This amount was recorded as an expense during the period as the options have fully vested.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2015	8,612,992	3.25	2.66	11,237,988
Granted	817,742	1.70
Exercised	-
Forfeited/Canceled	-
Outstanding, September 30, 2016	9,430,734	2.93	2.15	-
Exercisable, September 30, 2016	9,430,734	2.93	2.15	-

At September 30, 2016, the intrinsic value of outstanding and exercisable stock warrants was zero.

The following tables summarize information about warrants outstanding and exercisable at September 30, 2016:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	2,175,000	2.09	1.00
2.00	1,100,000	3.05	2.00
2.50	3,207,734	2.86	2.50
3.00	1,353,000	0.24	3.00
4.00	75,000	1.84	4.00
6.00	20,000	0.58	6.00
7.15	1,500,000	1.78	7.15
	9,430,734

Warrants issued to consultants

During the nine months ended September 30, 2016, the Company issued a total of 467,742 warrants to two consultants and the CEO with an aggregate fair value of $1,164,738 which was recorded as expense during the nine months ended September 30, 2016.   The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

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

NOTE 11– SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company made an additional deposit of $50,000 for a potential acquisition.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute "forward looking statements" that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of September 30, 2016. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named "Cellteck, Inc. ").

We are presently focused on the acquisition, exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of September 30, 2016, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, and pre-development activities for existing assets.

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

Comparison of the three months ended September 30, 2016 to September 30, 2015.

	For the Three Months Ended September 30,
	2016		2015
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$-	N/A	$39,863	100.0%	(39,863)	-100.0%
Lease operating expense	13,164	N/A	39,131	98.2%	(25,967)	-66.4%
General and administrative expenses	2,715,084	N/A	3,238,923	8125.1%	(523,839)	-16.2%
Other income (expense), net	(562,903)	N/A	(4,362,389)	-10943.5%	3,799,486	-87.1%
Net loss	$(3,291,151)	N/A	$(7,600,580)	-5803.8%	4,309,429	-56.7%

Revenue

We primarily generate revenue from the operation of oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the three months ended September 30, 2016 and 2015, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended September 30, 2016 and 2015 was $0 and $39,863, respectively.  The decrease in revenues for the three months ended September 30, 2016 is due to the wells being shut down for maintenance during the third quarter of 2016.  For the three months ended September 30, 2016, we sold 0 barrels compared to 996 barrels at an average price of $42 per barrel for the three months ended September 30, 2015.  The decrease in the barrels produced in 2016 compared to 2015 is due to the wells being shut down in during the third quarter of 2016 for maintenance. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended September 30, 2016 and 2015 was $13,164 and $39,131, respectively.  The decrease in operating expenses was due to lower cost due to the wells being shut down in 2016.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2016 and 2015 were $2,715,084 and $3,238,923, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $211,000, $23,000, and $2,359,000 in professional fees, consulting fees and compensation, respectively, for the three months ended September 30, 2016.  We recognized approximately $143,000, $2,847,000, and $118,000 in professional fees, consulting fees and compensation, respectively for the three months ended September 30, 2015.  Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.  During the three months ended September 30, 2016, we recorded compensation expense of $2,203,000 related to options that were granted to our new CEO in January 2016 and vesting through January 2018.   During the three months ended September 30, 2015, we recognized costs of $2,618,200 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market.

Other income (expenses)

For the three months ended September 30, 2016, net other expense was $562,903, consisting of interest and finance costs of $449,063 and a loss on change in fair value of derivative liability of $113,840.  For the three months ended September 30, 2015, net other expense was $4,362,389 consisting of interest and finance costs of $2,667,186 and a charge due to the change in fair value of derivative liability of $1,695,203.   Interest and financing costs for the three months ended September 30, 2015 includes a charge of $2,523,398 related to the August 14, 2015 amendment of the LowCal Agreements related to the issuance of 75,000 shares of common stock, the issuance of 500,000 warrants and the modification of the terms of previously issued warrants.

Comparison of the nine months ended September 30, 2016 to September 30, 2015.

	For the Nine Months Ended September 30,
	2016		2015
		% of		% of	Dollar	Percentage
	Amount	Revenue	Amount	Revenue	change	Change
Revenue	$36,519	100.0%	$170,822	100.0%	(134,303)	-78.6%
Lease operating expense	55,493	152.0%	103,788	60.8%	(48,295)	-46.5%
General and administrative expenses	16,428,317	44985.7%	20,823,143	12190.0%	(4,394,826)	-21.1%
Structuring fee	-	0.0%	4,000,000	2341.6%	(4,000,000)	N/A
Termination fee	-	0.0%	5,500,000	3219.7%	(5,500,000)	N/A
Other income (expense), net	1,103,627	3022.1%	1,182,721	692.4%	(79,094)	-6.7%
Net loss	$(15,343,664)	-42015.6%	$(29,073,388)	-17019.7%	13,729,724	-47.2%

Revenue

We primarily generate revenue from the operation of oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the nine months ended September 30, 2016 and 2015, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the nine months ended September 30, 2016 and 2015 was $36,519 and $170,822, respectively.  The decrease in revenues for the nine months ended September 30, 2016 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  For the nine months ended September 30, 2016, we sold 1,211 barrels at an average price of $30 per barrel, compared to 3,784 barrels at an average price of $45 per barrel for the nine months ended September 30, 2015.  The decrease in the barrels produced in 2016 compared to 2015 is due to shutting down the production of the wells for a longer period of time in early 2016 due to cold weather related issues and the wells being shut down during the third quarter of 2016 for maintenance. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the nine months ended September 30, 2016 and 2015 was $55,493 and $103,788, respectively.  The decrease in operating expenses was due to lower cost due to the wells being shut down for longer periods of time in 2016.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2016 and 2015 were $16,428,317 and $20,823,143, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $1,394,000, $1,749,000, and $12,976,000 in professional fees, consulting fees and compensation, respectively, for the nine months ended September 30, 2016.  We recognized approximately $670,000, $14,647,000, and $5,028,000 in professional fees, consulting fees and compensation, respectively for the nine months ended September 30, 2015.  The increase in professional fees was due primarily to costs associated with due diligence for potential acquisitions and financings.  The decrease in consulting fees was due primarily to the fact that during the nine months ended September 30, 2015, we recorded consulting fees of approximately $8,036,000 associated with warrants to be issued. The increase in compensation was due primarily to the fact that during the nine months ended September 30, 2016, we recorded compensation expense of $12,243,000 related to options that were granted to our new CEO in January 2016 and vesting through January 2018.  In addition, during the nine months ended September 30, 2016, we recognized costs of $931,060 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market.   During the nine months ended September 30, 2015, we recorded compensation expense of $4,476,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.   Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.

Structuring fee

During the nine months ended September 30, 2015, we recorded a charge to earnings related to a structuring fee of $4 million due to GEM.  There was no such charge during the nine months ended September 30, 2016.

Acquisition termination fee

During the nine months ended September 30, 2015, we recorded a charge to earnings of $5.5 million related to the Parent Termination Fee associated with our proposed acquisition of Dune.  There was no such charge during the nine months ended September 30, 2016.

Other income (expenses)

For the nine months ended September 30, 2016, net other income was $1,103,627, consisting of interest and finance costs of $3,888,298 and a gain on change in fair value of derivative liability of $4,991,925.   Interest and financing costs for the nine months ended September 30, 2016 includes i) a charge of $488,378 related to the Seventh Amendment to the LowCal Agreements for the issuance of 75,000 shares of common stock, and the extension of the warrant expiration date; ii) a charge of $1,250,000 for the value of an aggregate of 315,000 shares of common stock issued for debt extensions; and iii) a charge to earnings of $1,277,987 related to common stock and warrants being issued with notes payable financing agreements.  For the nine months ended September 30, 2015, net other income was $1,182,721 consisting of interest and finance costs of $3,058,976 and a gain on change in fair value of derivative liability of $4,241,697.  Interest and financing costs for the nine months ended September 30, 2015 includes a charge of $2,523,398 related to the Sixth Amendment of the LowCal agreement related to the issuance of 75,000 shares of common stock, the issuance of 500,000 warrants and the modification of the terms of previously issued warrants.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of September 30, 2016, we had cash in the amount of $37. At September 30, 2016, we had total liabilities of $22,606,601. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities. In addition, our Auditors in their audit report for the year ending December 31, 2015 included a statement in their report to express a going concern uncertainty.

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

To finance our operations, we have issued notes payable.  At September 30, 2016, we had the following outstanding debt:

•	$8,250,000 in convertible and promissory notes payable to LowCal. These loans were due on May 1, 2016 and are currently past due and in default;
•	$1,983,000 in notes payable due to eight note holders. These notes bear interest ranging from 2% to 18% and have maturity dates ranging from April 30, 2016 to February 5, 2017; and

During the nine months ended September 30, 2016, we received additional proceeds of $1,125,000 ($168,190 of which the proceeds were paid directly to our vendors) from issuing notes payable as described below.

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

On April 6, 2016, we issued an unsecured promissory note to an investor for $100,000 with an interest rate of 10% per annum and due on January 1, 2017.

On May 19, 2016, we issued two secured promissory notes to two investors for $37,500 each with an interest rate of 1% per annum and due on July 6, 2016.  In addition, to we also issued 750,000 shares of common stock and Plethora issued 250,000 shares of common stock to the two investors in connection with these two notes.

On June 27, 2016, we issued a secured promissory note to an investor for $200,000 with an interest rate of 10% per annum and due on October 31, 2016.  In addition, to we also issued 300,000 shares of common stock and a warrant to purchase 200,000 shares of common stock with an exercise price of $1.00 per share to the investors in connection with this note.

On August 10, 2016, we issued a secured promissory note to an investor for $500,000, with interest at 2% and a maturity date of February 5, 2017.  This note is secured by 2,000,000 shares of common stock owned by our majority stockholder, Plethora Enterprises, LLC ("Plethora"), and real property owned by an unrelated party.  The note also provides for a loan fee of $75,000 to be paid upon maturity. In connection with this promissory note, we also issued to the investor 150,000 warrants to purchase shares of our common stock with an exercise price of $1.00 and 150,000 shares of our common stock.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $742,866 and $949,921 for the nine months ended September 30, 2016 and 2015, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $100,000 and $0 for the nine months ended September 30, 2016 and 2015, respectively.  In 2016, we made a deposit for a potential acquisition.

Financing Activities

Net cash provided by financing activities was $841,536 and $818,460 for the nine months ended September 30, 2016 and 2015, respectively. Cash generated from financing activities for the nine months ended September 30, 2016 was primarily from issuing promissory notes to related and unrelated parties totaling of $1,081,810 offset by repayment of related party promissory notes and notes payable of $240,274.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company's disclosure controls and procedures were ineffective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2016, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of September 30, 2016, our management concluded that our internal controls over financial reporting were ineffective as of September 30, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2016, the Company issued 1,397,981 shares of common stock to Plethora Enterprises, LLC for the conversion of notes payable and accrued interest.

On July 2, 2016, the Company issued 973,665 shares of common stock for the conversion of notes payable, accrued interest and accrued expenses.

On August 10, 2016, the Company issued 150,000 shares of common stock to two investors in connection with the issuance of a note payable.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

The Company is currently in default of the LowCal notes totaling $8,250,000.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

  EXHIBIT TABLE

The following is a complete list of exhibits filed as part of the Quarterly Report on Form 10-Q, some of which are incorporated herein by reference from the reports, registration statements and other filings of the issuer with the Securities and Exchange Commission, as referenced below:

Reference Number	Item
31.1	Section 302 Certification of Principal Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EOS PETRO, INC. a Nevada corporation

Date: November 14, 2016	By:	/s/ MARTIN B. ORING
Martin B. Oring
Chief Executive Officer

Date: November 14, 2016	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer