Form 10-K
period 2016-12-31
Eos Petro, Inc.
filed 2017-04-17
CIK 1419583

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the registrant's common stock held by non-affiliates, based on the closing price of the registrant's common stock on the OTC Bulletin Board as of the last business day of the registrant's most recently completed second fiscal quarter was $23,518,782.

The number of shares of the registrant's common stock, $0.0001 par value per share, outstanding as of April 17, 2017 was 52,561,528.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This annual report on Form 10-K (this "Report"), the other reports, statements, and information that we have previously filed or that we may subsequently file with the SEC, and public announcements that we have previously made or may subsequently make, contain projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute "forward looking statements" that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as December 31, 2016. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Report and those reports, statements, information and announcements address activities, events or developments that Eos Petro, Inc. ("Company"), (together with its two wholly-owned subsidiaries, Eos Global Petro, Inc., a Delaware corporation ("Eos"), and Eos Merger Sub, Inc., a Delaware corporation ("Eos Delaware"); and Eos' own two subsidiaries, Plethora Energy, Inc., a Delaware corporation ("Plethora Energy"), and EOS Atlantic Oil & Gas Ltd., a Ghanaian limited liability company ("EAOG"); and Plethora Energy's subsidiary, Plethora Bay Oil & Gas Ltd., a Ghanaian corporation ("PBOG"), herein after referred to as "we," "us," "our," or "our Company" unless the context otherwise requires) expects or anticipates, will or may occur in the future.

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

Oil and Gas Production, Production Prices and Production Costs

For the fiscal year ended December 31, 2013, the Works Property produced approximately 6,742 net barrels of oil, for which the average sales price per barrel produced was $88. For the fiscal year ended December 31, 2014, the Works Property produced approximately 8,779 net barrels of oil, for which the average sales price per barrel produced was $87. For the fiscal year ended December 31, 2015, the Works Property produced approximately 4,847 net barrels of oil, for which the average sales price per barrel produced was $43. For the fiscal year ended December 31, 2016, the Works Property produced approximately 1,211 net barrels of oil, for which the average sales price per barrel produced was $30.

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

For the fiscal year ended December 31, 2016, we estimate an average production cost per unit of oil of $46, our operating expenses for the fiscal year ended December 31, 2016 were $45,244 and our total production costs were $55,954.

Oil and Gas Properties, Wells, Operations and Acreage

As of December 31, 2015 and 2016, the Works Property had 8 productive wells over its approximately 700 acres. Of those 700 acres, there were 496 net and gross developed acres and 200 net and gross undeveloped acres.

For the last seven months of 2016 there was no production due to the lack of liquidity for development capital. We intend to provide development capital in the near future from one of our financings once they close.

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

Present Activities; Drilling and Other Exploratory and Development Activities

During 2013, we drilled three new wells and previously anticipated drilling three additional wells, but did not do so in 2015 or 2016 due to the declining price of oil.

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

Worldwide Regulations Generally

Our operations and our ability to finance and fund our growth strategy are affected by political developments and laws and regulations in the areas in which we operate. In particular, oil and natural gas production operations and economics are affected by:

•	Change in governments;

•	Civil unrest;

•	Price and currency controls;

•	Limitations on oil and natural gas production;

•	Tax, environmental, safety and other laws relating to the petroleum industry;

•	Changes in laws relating to the petroleum industry;

•	Changes in administrative regulations and the interpretation and application of such rules and regulations; and

•	Changes in contract interpretation and policies of contract adherence

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

Employees

As of December 31, 2016, the Company had three employees, one full-time employee and two part-time employees who are also executive officers. We also work with a variety of consultants.

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

The Works Property has one currently producing well, constituting our total production for the year ended December 31, 2016. Management has performed its impairment tests on its oil and gas properties as of December 31, 2016 and has concluded that a full impairment reserve should be provided on the costs capitalized for its oil and gas properties consisting solely of the Company’s Works Property oil and gas assets located in the Albion Consolidated Field, Edwards County, Illinois. Therefore, an impairment charge of $1,051,702 has been included in operating expenses for the year ended December 31, 2016, which reduces the carrying amount of oil and gas properties to zero as of December 31, 2016. The impairment was primarily related to property that the Company does not expect to develop. If mechanical problems, storms or other events curtailed a substantial portion of this production, or if the actual reserves associated with this producing property are less than our estimated reserves, our results of operations and financial condition could be materially adversely affected. In addition, any expansion of operations and corresponding revenue from the Works Property will require a significant and capital expense that the Company currently does not have.

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

We have entered into certain loan agreements with our secured lenders with respect to outstanding obligations owing to these lenders. As of December 31, 2016, there was due and owing to these lenders the principal sum of $10,318,000. We can give no assurance that we will be able to fulfill the obligations created under such loan agreements on a timely basis or at all. If we do not comply with any or all of the conditions of the loan agreements, our secured lenders may declare us in default of such agreements. If any of our lenders declares their respective loan agreement in default, we may be forced to discontinue operations, and stockholders may lose their entire investment.

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

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had a stockholders’ deficit of $23,454,696, and, for the year ended December 31, 2016, reported a net loss of $20,021,458 and had negative cash flows from operating activities of $818,141. The Company is also in default on $9,200,000 of its convertible and promissory notes.

In addition, the Company may have become obligated to pay a $5.5 million termination fee under the "Dune Merger Agreement," as defined (the "Parent Termination Fee," as more fully defined in the Dune Merger Agreement) and $4 million that may be due under a structuring fee with GEM Global Yield Fund ("GEM"). Furthermore, $8,250,000 of LowCal Convertible and Promissory Notes became due on May 1, 2016 and are therefore now due and payable. Management estimates the Company's capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas "Works Property" located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune Energy, Inc. under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company's business, results of operations, and financial condition to suffer. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

Our independent auditors included a statement regarding this uncertainty in their report on our financial statements as of December 31, 2016. If we cannot continue as a "going concern," you may lose your entire investment in us.

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

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves, including many factors beyond our control. Reserve engineering is a subjective process of estimating the underground accumulations of oil and gas that cannot be measured in an exact manner. The estimates included in this Report are based on various assumptions required by the SEC, including unescalated prices and costs and capital expenditures subsequent to December 31, 2016, and, therefore, are inherently imprecise indications of future net revenues. Actual future production, revenues, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves incorporated by reference in this document. In addition, our reserves may be subject to downward or upward revision based upon production history, results of future development, availability of funds to acquire additional reserves, prevailing oil and gas prices and other factors. Moreover, the calculation of the estimated present value of the future net revenue using a 10% discount rate as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. It is also possible that reserve engineers may make different estimates of reserves and future net revenues based on the same available data.

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

Nikolas Konstant, our Chairman and CFO, exercises voting rights with respect to an aggregate of 24,399,514 shares of our common stock, which represents approximately 46.5% of the voting power of our outstanding capital stock as of April 11, 2017. As a result, Mr. Konstant has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the shares of common stock and might harm the market price of our common stock. In addition, Mr. Konstant has the ability to control the management and major strategic investments of our company as a result of his positions and his ability to control the election or replacement of our directors. In the event of his death, the shares of our capital stock that Mr. Konstant owns will be transferred to the persons or entities that he designates. As a board member and officer, Mr. Konstant owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Konstant is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties.

Principal Offices

On December 27, 2012, Eos entered into an office lease for 3,127 square feet of space located at 1999 Avenue of the Stars, Suite 2520, Los Angeles, California with an unaffiliated third party. This space is used as our principal office. The original lease terminates on April 30, 2017. On February 1, 2017, the Company extended the lease through September 30, 2022. The monthly rental for 2016 was $16,573.

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

 As of April 17, 2017, we had 51,561,528 shares of common stock and 331 stock holders of record. These holders of record include depositories that hold shares of stock for brokerage firms, which in turn hold shares of stock for numerous beneficial owners.

The following table shows the range of market prices of our common stock during 2016 and 2015.

	Closing Sale Price
	High	Low
Year Ended December 31, 2016
Fourth Quarter	$1.00	$1.00
Third Quarter	$1.05	$0.55
Second Quarter	$3.75	$0.85
First Quarter	$4.00	$0.85

Year Ended December 31, 2015
Fourth Quarter	$4.00	$2.98
Third Quarter	$4.15	$1.50
Second Quarter	$5.10	$2.50
First Quarter	$7.00	$3.40

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

Recent Sales of Unregistered Securities

None.

Performance Graph

Note applicable for smaller reporting companies

Item 6. Selected Financial Data.

Note applicable for smaller reporting companies

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

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute "forward looking statements" that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of December 31, 2016. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Effective as of May 20, 2013, the Company changed its name to Eos Petro, Inc. (it previously had been named “Cellteck, Inc. ").

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

Comparison of the year ended December 31, 2016 to December 31, 2015.

	For the Years Ended December 31,
	2016		2015
	Amount	% of Revenue	Amount	% of Revenue	Dollar change	Percentage Change
Revenue	$36,519	100.0%	$208,052	100.0%	(171,533)	-82.4%
Lease operating expense	55,954	153.2%	148,093	71.2%	(92,139)	-62.2%
General and administrative expenses	19,124,279	52368.0%	27,463,607	13200.4%	(8,339,328)	-30.4%
Impairment charge of oil and gas properties	1,051,702	2879.9%	—	0.0%	1,051,702	N/A
Forfeiture of deposits	155,000	424.4%	—	0.0%	155,000	N/A
Structuring fee	—	0.0%	4,000,000	1922.6%	(4,000,000)	-100.0%
Termination fee	—	0.0%	5,500,000	2643.6%	(5,500,000)	-100.0%
Other income (expense), net	328,958	900.8%	1,450,624	697.2%	(1,121,666)	-77.3%
Net loss	$(20,021,458)	-54824.8%	$(35,453,024)	-17040.5%	15,431,566	-43.5%

Revenue

We primarily generate revenue from the operation of oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the years ended December 31, 2016 and 2015, our primary revenue has come from one source, the Works Property, located in Southern Illinois. Revenue for the years ended December 31, 2016 and 2015 was $36,519 and $208,052, respectively.  The decrease in revenues for the year ended December 31, 2016 is due to a decrease in the price per barrels sold and a decrease in the number of barrels sold.  For the year ended December 31, 2016, we sold 1,211 barrels at an average price of $30 per barrel, compared to 4,847 barrels at an average price of $43 per barrel for the year ended December 31, 2015.  The decrease in the barrels produced in 2016 compared to 2015 is due to shutting down the production of the wells for a longer period of time in early 2016 due to cold weather related issues and the wells being shut down during the last half of 2016 due to the lack of liquidity for development capital. We intend to provide development capital in the near future from one of our financings once they close. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the years ended December 31, 2016 and 2015 was $55,954 and $148,093, respectively.  The decrease in operating expenses was due to lower cost due to the wells being shut down for the latter half of 2016.

General and administrative expenses

General and administrative expenses for the years ended December 31, 2016 and 2015 were $19,124,279 and $27,463,607, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $1,449,000, $1,995,000, and $15,318 in professional fees, consulting fees and compensation, respectively, for the year ended December 31, 2016.  We recognized approximately $849,000, $20,986,000, and $5,149,000 in professional fees, consulting fees and compensation, respectively for the year ended December 31, 2015.  The increase in professional fees was primarily due to warrants and common stock issued to professionals for services rendered in 2016 as compared to 2015. The increase in compensation was due primarily to the fact that during the year ended December 31, 2016, we recorded compensation expense of $14,447 related to options that were granted to our new CEO in January 2016 and vesting through January 2018.  In addition, during the year ended December 31, 2016, we recognized costs of $931,060 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market.   During the year ended December 31, 2015, we recorded compensation expense of $4,476,000 related to options that were issued to our CEO in August 2014 and vesting though June 2015.  Also, during the year ended December 31, 2015, we recognized costs of $12,483,200 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market.   In addition, during the year ended December 31, 2015, we recorded consulting fees of approximately $8,036,000 associated with the issuance of warrants for consulting services. Other expenses included are temporary professional staffing, rent, utilities, and other overhead expenses.

Impairment charge of oil and gas properties

During the year ended December 31, 2016, we performed an impairment tests on our oil and gas properties and concluded that a full impairment reserve should be provided on the costs capitalized for our oil and gas properties consisting solely of our Works Property oil and gas assets located in Illinois. Therefore, an impairment charge of $1,051,702 was recorded for the year ended December 31, 2016.  There was no such impairment charge during the year ended December 31, 2015.

 Forfeiture of deposits

During the year ended December 31, 2016, we made a non-refundable deposit of $155,000 towards the purchase of an oil and gas company. We have not been able to secure financing to close the acquisition, and therefore have written off the non-refundable deposit for the year ended December 31, 2016. There was no such write off during the year endedDecember 31, 2015.

Structuring fee

During the year ended December 31, 2015, we recorded a charge to earnings related to a structuring fee of $4 million due to GEM.  There was no such charge during the year ended December 31, 2016.

Acquisition termination fee

During the year ended December 31, 2015, we recorded a charge to earnings of $5.5 million related to the Parent Termination Fee associated with our proposed acquisition of Dune.  There was no such charge during the year ended December 31, 2016.

Other income (expenses)

For the year ended December 31, 2016, net other income was $328,958, consisting of interest and finance costs of $4,665,159 and a gain on change in fair value of derivative liability of $4,994,117.   Interest and financing costs for the year ended December 31, 2016 includes i) a charge of $488,378 related to the Seventh Amendment to the LowCal Agreements for the issuance of 75,000 shares of common stock, and the extension of the warrant expiration date; ii) a charge of $1,250,000 for the value of an aggregate of 315,000 shares of common stock issued for debt extensions; iii) a charge to earnings of $1,277,987 related to common stock and warrants being issued with notes payable financing agreements; and iv) a charge to earnings of $456,459 related to warrants issued with a variable exercise price being issued in connection with a note payable. For the year ended December 31, 2015, net other income was $1,450,624, consisting of interest and finance costs of $3,207,375 and a gain on change in fair value of derivative liability of $4,657,999.   Interest and financing costs for the year ended December 31, 2015 includes a charge of $2,523,398 related to the Sixth Amendment to the LowCal Agreements related to the issuance of 75,000 shares of common stock, the issuance of 500,000 warrants and the modification of the terms of previously issued warrants.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of December 31, 2016, we had cash in the amount of $24,762. At December 31, 2016, we had total liabilities of $23,533,586. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities. In addition, our Auditors in their audit report for the year ended December 31, 2016 included a statement in their report to express a going concern uncertainty.

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

To finance our operations, we have issued notes payable. At December 31, 2016, we had the following outstanding debt:

•	$8,250,000 in convertible and promissory notes payable to LowCal. These loans were due on May 1, 2016 and are currently past due and in default;

•	$2,068,000 in notes payable due to ten note holders. These notes bear interest ranging from 2% to 18% and have maturity dates through July 31, 2017.

During the year ended December 31, 2016, we received additional proceeds of $1,350,000 ($338,190 of which the proceeds were paid directly to our vendors or for an acquisition deposit) from issuing notes payable as described below.

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

On December 14, 2015, we issued an unsecured promissory note to an individual for $50,000, with interest at 10%. On January 20, 2016, we issued an additional unsecured promissory note to this individual for $50,000, with interest at 10%. As of December 31, 2016, the total of $100,000 has fully been repaid.

On February 18, 2016, we issued an unsecured promissory note in settlement of accounts payable of $120,000, with interest at 10%. $20,000 had been repaid on the note.

On April 6, 2016, we issued an unsecured promissory note to an investor for $100,000 with an interest rate of 10% per annum and due upon demand.

On May 19, 2016, we issued two secured promissory notes to two investors for $37,500 each with an interest rate of 1% per annum and due on July 6, 2016. In addition, to we also issued 750,000 shares of common stock and Plethora issued 250,000 shares of common stock to the two investors in connection with these two notes. These two loans were fully repaid in 2016.

On June 27, 2016, we issued a secured promissory note to an investor for $200,000 with an interest rate of 10% per annum and due on October 31, 2016. In addition, we also issued 300,000 shares of common stock and a warrant to purchase 200,000 shares of common stock with an exercise price of $1.00 per share to the investors in connection with this note. This note is secured by 1,000,000 shares of common stock owned by our majority stockholder, Plethora Enterprises, LLC (“Plethora”).

On August 10, 2016, we issued a secured promissory note to an investor for $500,000, with interest at 2% and a maturity date of February 5, 2017. This note is secured by 2,000,000 shares of common stock owned by our majority stockholder, Plethora, and real property owned by an unrelated party. The note also provides for a loan fee of $75,000 to be paid upon maturity. In connection with this promissory note, we also issued to the investor 150,000 warrants to purchase shares of our common stock with an exercise price of $1.00 and 150,000 shares of our common stock.

On October 18, 2016, we issued a unsecured promissory note for $25,000 to an investor, with interest 5% and due upon demand. The funds from this note were paid directly to a potential acquisition candidate as a non-refundable acquisition deposit.

On November 1, 2016, we issued a promissory note to an investor for $40,000 with a $10,000 original issue discount and a maturity date of November 30, 2016. In connection with this promissory note, the Company issued 25,000 shares of common stock. In addition, we also issued to the investor 500,000 warrants to purchase shares of our common stock with an exercise price of equal to 85% of the price per shares of common stock sold by us in a future offering of at least $1,000,000. If no such offering occurs within six months then the exercise price will be $0.10 per shares.

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

Pursuant to the GEM Commitment Agreements, the Company was required to use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a structuring fee of $4,000,000, which was to be paid on the 18-month anniversary of July 11, 2013, regardless of whether the Company had drawn down from the Commitment at that time. At the Company's election, the Company may elect to pay the structuring fee in common stock of the Company at a per share price equal to 90% of the average closing trading price of the Company's common stock for the thirty-day period immediately prior to the 18-month anniversary of July 11, 2013. As of January 11, 2015, the 18-month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM. The Company believes that it has equitable and legal defenses against payment of this structuring fee.

In connection with the asserted claim by Dune of the alleged breach of contract by the Company of the Dune Merger Agreement, upon a termination of such agreement, a demand letter was received from Dune on March 4, 2015 demanding payment of $5.5 million in the form of the Parent Termination Fee, plus additional costs and expenses which were undefined.  The Company has recorded this liability of $5.5 million as of December 31, 2015. No lawsuit has been filed to date against the Company for the Parent Termination Fee, and the Company would vigorously defend itself, should any action ever be brought. The Company believes that it has equitable and legal defenses against payment of all of the Parent Termination Fee.

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

For these reasons, the report of our auditor accompanying our audited financial statements for the year ended December 31, 2016 included a statement that these factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Our ability to continue as a going concern will be dependent on our raising of additional capital and the success of our business plan.

We have retained consultants to assist us in our efforts to raise capital. The consulting agreements provide for compensation in the form of cash and stock and result in additional dilution to shareholders.

Cash Flows

Operating Activities

Net cash used in operating activities was $818,141 and $1,420,003 for the years ended December 31, 2016 and 2015, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Investing Activities

Net cash used in investing activities was $130,000 and $0 for the year ended December 31, 2016 and 2015, respectively. In 2016, we made a deposit for a potential acquisition.

 Financing Activities

Net cash provided by financing activities was $971,536 and $1,288,160 for the years ended December 31, 2016 and 2015, respectively. Cash generated from financing activities for the year ended December 31, 2016 was primarily from selling shares of our common stock for $100,000 and issuing promissory notes to related and unrelated parties totaling of $1,111,810 offset by repayment of unrelated parties and related party promissory notes and notes payable of $240,274.

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

Recently Issued Accounting Pronouncements

See Note 1 to the consolidated financial statements included elsewhere in this Form 10K.

 Contractual Obligations

Our significant contractual obligations as of December 31, 2016, are as follows:

	Less than	One to three	Three to five	More than Five
	One Year	Years	Years	Years	Total
Convertible notes payable	$8,250,000	$-	$-	$-	$8,250,000
Notes payable	2,068,000	-	-	-	2,068,000
Other contractual obligations (1), (2)	9,500,000	-	-	-	9,500,000
Leases	218,010	464,994	493,352	192,741	1,369,097
Total	$20,036,010	$464,994	$493,352	$192,741	$21,187,097

(1)	This amount includes amounts allegedly owed to Dune in connection with the asserted claim by Dune of the alleged breach of contract by Eos of the Dune Merger Agreement, demanding payment of $5.5 million in the form of a termination fee, plus additional costs and expenses which were undefined. Eos does not believe that is has liability for the termination fee and it intends to vigorously defend itself if an action is brought.
(2)	This amount includes the Structuring Fee which the Company may become liable to pay to GEM pursuant to the GEM Commitment Agreements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, the Company's disclosure controls and procedures were ineffective. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2016.

Management's Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of December 31, 2016, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Weinberg & Company, P.A., our independent registered accounting firm, as stated in their report which appears elsewhere herein.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the fourth quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

 Item 9B. Other Information

Subsequent Events

In January 2017, the Company sold 100,000 shares of its common stock for proceeds of $100,000.

On August 10, 2016, the Company issued a secured promissory note to an investor for $500,000, with interest at 2% and a maturity date of February 5, 2017. On February 6, 2017 the note was amended to increase the note amount to $580,000 (original principal amount of $500,000 plus original loan fee of $75,000 plus accrued interest of $5,000). The amended note accrues interest at 5% per annum and is due on June 5, 2017. In addition to the collateral to secure the original note, this amended note also provides the lender a leasehold mortgage on the Works Property. The amended note also includes a $50,000 loan fee.

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

Martin B. Oring. Mr. Oring became a member of our Board of Directors in October of 2012. On June 23, 2013 he was appointed the Chief Executive Officer of the Company. Mr. Oring served as the Chief Executive Officer of the Company from June 2013 through January 2016. Effective, January 11, 2016, Mr. Oring resigned as Chief Executive Officer. Mr. Oring has been a member of the board of directors of Searchlight Minerals Corp. since October 6, 2008 and its President and Chief Executive Officer since October 1, 2010. Mr. Oring, a senior financial/planning executive, has served as the President of Wealth Preservation, LLC, a financial advisory firm that serves high-net-worth individuals, since 2001. Since the founding of Wealth Preservation, LLC in 2001, Mr. Oring has completed the financial engineering, structuring, and implementation of over $1 billion of proprietary tax and estate planning products in the capital markets and insurance areas for wealthy individuals and corporations. From 1998 until 2001, Mr. Oring served as Managing Director, Executive Services at Prudential Securities, Inc., where he was responsible for advice, planning and execution of capital market and insurance products for high-net-worth individuals and corporations. From 1996 to 1998, he served as Managing Director, Capital Markets, during which time he managed Prudential Securities' capital market effort for large and medium-sized financial institutions. From 1989 until 1996, he managed the Debt and Capital Management group at The Chase Manhattan Corporation as Manager of Capital Planning (Treasury). Prior to joining Chase Manhattan, he spent approximately eighteen years in a variety of management positions with Mobil Corporation, one of the world's leading energy companies. When he left Mobil in 1986, he was Manager, Capital Markets & Investment Banking (Treasury). Mr. Oring is also currently a director and chief executive officer of Petro Hunter Energy Corporation, and was previously a director of Parallel Petroleum Corporation, each of which is a publicly traded oil and gas exploration and production company. He also served as a director of Falcon Oil & Gas Australia Limited, a subsidiary of Falcon Oil & Gas Ltd., an international oil and gas exploration and production company, headquartered in Dublin, Ireland, which trades on the TSX Venture Exchange. Mr. Oring has served as a Lecturer at Lehigh University, the New York Institute of Technology, New York University, Xerox Corporation, Salomon Brothers, Merrill Lynch, numerous Advanced Management Seminars, and numerous in-house management courses for a variety of corporations and organizations. He has an MBA Degree in Production Management, Finance and Marketing from the Graduate School of Business at Columbia University, and a B.S. Degree in Mechanical Engineering from the Carnegie Institute of Technology. As a financial planner and an executive with experience in banking and finance, Mr. Oring, we believe, will contribute his leadership skills, knowledge and finance background, and business experience to our Board of Directors. In addition, we believe that Mr. Oring's membership on our Board of Directors will help to achieve the objective that its membership be composed of experienced and dedicated individuals with diversity of backgrounds, perspectives, skills and other individual qualities that contribute to board heterogeneity.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(A)	Documents Filed as Part of this Report

(1)	Financial Statements

All financial statements of the registrant referenced in Item 8 of this Report are appended to the end of this report, commencing on page F-1.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Previously Filed on and
Exhibit No.	Description	Incorporated by Reference to
2.1	Agreement and Plan of Merger by and between Cellteck, Inc., Eos Petro, Inc., and Eos Merger Sub, Inc., a wholly-owned subsidiary of Cellteck, Inc., dated July 16, 2012	The current report on Form 8-K filed July 23, 2012
2.2	First Amendment to the Agreement and Plan of Merger dated January 16, 2013 between Cellteck, Inc. and Eos Petro, Inc.	The current report on Form 8-K filed January 17, 2013
3.1	Articles of Incorporation of Cellteck, Inc., as amended	The registration statement on Form 10-12G filed May 19, 2008
3.2	Certificate of Designations for Series A Preferred Stock	The current report on Form 10-K/A filed September 23, 2010
3.3	Certificate of Designations for Series B Preferred Stock	The current report on Form 8-K/A filed January 17, 2013
3.4	Bylaws of Cellteck, Inc.	The registration statement on Form 10-12G filed May 19, 2008
3.5	Amendment to the Certificate of Designations for Series B Preferred Stock	The current report on Form 8-K filed January 17, 2013
4.1	Specimen Stock Certificate	The registration statement on Form 10-12G filed May 19, 2008
10.1	Contribution Agreement dated May 3, 2011 between Eos Petro, Inc. and Plethora Partners LLC, as amended	The current report on Form 8-K/A filed March 11, 2013
10.2	Purchase and Sale Agreement dated June 6, 2011 between Eos Petro, Inc. and TEHI Illinois, LLC	The current report on Form 8-K/A filed January 17, 2013
10.3	Letter Agreement dated September 5, 2011 between Eos Petro, Inc. and DCOR	The current report on Form 8-K/A filed January 17, 2013
10.4	Exclusive Business Partner and Advisory Agreement dated October 3, 2011 between Eos Petro, Inc. and Baychester Petroleum Limited	The current report on Form 8-K/A filed January 17, 2013
10.5	Promissory Note dated October 24, 2011 between Eos Petro, Inc., Nikolas Konstant and RT Holdings, LLC	The current report on Form 8-K/A filed January 17, 2013
10.6	Loan Agreement and Secured Promissory Note dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.7	Loan Mortgage, Assignment, Security Agreement and Fixture Filing dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.8	Personal Guaranty Agreement dated February 16, 2012 between Nikolas Konstant and Vatsala Sharma	The current report on Form 8-K/A filed January 17, 2013
10.9	Collateral Assignment dated February 16, 2012 between Nikolas Konstant and Vatsala Sharma	The current report on Form 8-K/A filed January 17, 2013

10.10	First Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.11	Second Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.12	Third Consolidated Amendment dated February 16, 2012 between Vatsala Sharma and Eos Petro, Inc.	The current report on Form 8-K/A filed January 17, 2013
10.13	Oil & Gas Operating Agreement dated June 6, 2012 between Eos Petro, Inc. and TEHI Illinois, LLC	The current report on Form 8-K/A filed January 17, 2013
10.14	Bridge Loan Agreement dated June 18, 2012 between Eos Petro, Inc. and Vicki Rollins	The current report on Form 8-K/A filed January 17, 2013
10.15	Services Agreement dated July 1, 2012 between Eos Petro, Inc. and Quantum Advisors, LLC	The current report on Form 8-K filed October 15, 2012
10.16	First Amendment and Allonge to Promissory Note dated July 10, 2012 between Eos Petro, Inc., Nikolas Konstant and RT Holdings, LLC	The current report on Form 8-K/A filed January 17, 2013
10.17	Loan Agreement and Secured Promissory Note dated August 2, 2012 between Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.18	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated August 2, 2012 between Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.19	Personal Guaranty Agreement dated August 2, 2012 between Nikolas Konstant, Eos Petro, Inc. and 1975 Babcock, LLC	The current report on Form 8-K/A filed January 17, 2013
10.20	Lease Agreement dated August 3, 2012 between Eos Petro, Inc. and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.21	Lease Guaranty dated August 3, 2012 between Nikolas Konstant and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.22	Consulting Agreement dated September 24, 2012 between Eos Petro, Inc. and Plethora Enterprises, LLC	The current report on Form 8-K filed October 15, 2012
10.23	Amended and Restated Consulting Agreement dated September 25, 2012 between Eos Petro, Inc. and John Linton, as amended	The current report on Form 8-K filed October 15, 2012
10.24	Letter Agreement dated September 26, 2012 between Eos Petro, Inc., 1975 Babcock, LLC and 1975 Babcock Road, LLC	The current report on Form 8-K/A filed January 17, 2013
10.25	$400,000,000 Subscription Commitment dated August 31, 2011 between Eos Petro, Inc. and GEM Global Yield Fund	The current report on Form 8-K filed January 17, 2013
10.26	Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and GEM Global Yield Fund (GEM A Warrant)*	The current report on Form 8-K filed January 17, 2013
10.27	Amended Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and GEM Capital (GEM B Warrant)*	The current report on Form 8-K filed July 24, 2013
10.28	Amended Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and GEM Capital (GEM C Warrant)*	The current report on Form 8-K filed July 24, 2013
10.29	Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners A Warrant)*	The current report on Form 8-K filed January 17, 2013
10.30	Amended Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners B Warrant)*	The current report on Form 8-K filed July 24, 2013
10.31	Amended Common Stock Purchase Warrant dated November 12, 2012 between Eos Petro, Inc. and 590 Partners Capital, LLC (590 Partners C Warrant)*	The current report on Form 8-K filed July 24, 2013

10.32	Common Stock Purchase Agreement dated July 11, 2013 between Eos Petro, Inc. and GEM Global Yield Fund*	The current report on Form 8-K filed July 24, 2013
10.33	Registration Rights Agreement dated July 11, 2013 between Eos Petro, Inc. and GEM Global Yield Fund*	The current report on Form 8-K filed July 24, 2013
10.34	Common Stock Purchase Warranty dated July 11, 2013 between Eos Petro, Inc. and GEM Capital SAS (Additional Warrant)*	The current report on Form 8-K filed July 24, 2013
10.35	Common Stock Purchase Warrant dated July 11, 2013 between Eos Petro, Inc. and 590 Partners Capital, LLC (Additional Warrant)*	The current report on Form 8-K filed July 24, 2013
10.36	Oil & Gas Services Agreement dated December 26, 2012 between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.37	Warrant to Purchase Common Stock between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.38	Loan Agreement and Secured Promissory Note dated December 26, 2012 between Cellteck, Inc., and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.39	Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated December 26, 2012 between Cellteck, Inc. and Clouding IP, LLC, as amended	The current report on Form 8-K filed January 17, 2013
10.40	Office Lease dated December 27, 2012 between Eos Petro, Inc. and 1999 STARS, LLC	The current report on Form 8-K filed January 17, 2013
10.41	Loan Agreement and Secured Promissory Note dated February 8, 2013, between Eos Petro, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.42	Guaranty dated February 8, 2013 between Cellteck, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.43	Series B Convertible Preferred Stock Purchase Agreement dated February 8, 2013 between Cellteck, Inc. and LowCal Industries, LLC	The current report on Form 8-K filed February 28, 2013
10.44	First Amendment to the LowCal Agreements dated April 23, 2013 between Eos Petro, Inc., Cellteck, Inc., Sail Property Management Group LLC, LowCal Industries, LLC and LowCo [EOS/Petro], LLC	The annual report on Form 10-K filed May 8, 2013
10.45	Amended and Restated Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing dated April 23, 2013 between Eos Petro, Inc. and LowCal Industries, LLC	The annual report on Form 10-K filed May 8, 2013
10.46	Series B Convertible Preferred Stock Purchase Agreement dated April 23, 2013 between Cellteck, Inc., LowCal Industries, LLC and LowCo [EPS/Petro], LLC	The annual report on Form 10-K filed May 8, 2013
10.47	Second Amendment to the LowCal Agreements, dated as of November 6, 2013, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group, LLC and LowCo [EOS/Petro], LLC	The current report on Form 8-K filed November 13, 2013
10.48	Second Amended and Restated Loan Agreement and Secured Promissory Note, dated as of November 6, 2013, by and among Eos Global Petro, Inc., and LowCal Industries, LLC	The current report on Form 8-K filed November 13, 2013
10.49	Common Stock Purchase Agreement, dated as of November 6, 2013, 2013, by and among Eos Petro, Inc., LowCal Industries, LLC, and LowCo [EOS/Petro], LLC	The current report on Form 8-K filed November 13, 2013
10.50	Lock-up/Leak-out Agreement, dated as of November 6, 2013, by and among Eos Petro, Inc., and LowCal Industries, LLC	The current report on Form 8-K filed November 13, 2013
10.51	Side Letter Agreement dated November 6, 2013, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group, LLC and LowCo [EOS/Petro], LLC	The current report on Form 8-K filed November 13, 2013

10.52	Compliance/Oversight Agreement dated February 8, 2013 between Eos Petro, Inc. and Sail Property Management Group, LLC	The current report on Form 8-K filed February 28, 2013
10.53	Second Amendment to the Clouding Agreements dated April 19, 2013 between Cellteck, Inc. and Clouding IP, LLC	The annual report on Form 10-K filed May 8, 2013
10.54	Consulting Agreement dated June 23, 2013 between Eos Petro, Inc. and Hahn Engineering, Inc.	The current report on Form 8-K filed July 24, 2013
10.55	Eos Petro Employment Agreement dated June 23, 2013 between Eos Petro, Inc. and Martin Oring	The current report on Form 8-K filed July 24, 2013
10.56	Common Stock Purchase Warrant dated June 23, 2013 between Eos Petro, Inc. and Wealth Preservation LLC	The current report on Form 8-K filed July 24, 2013
10.57	Third Amendment to the LowCal Agreements effective as of January 9, 2014, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group LLC and LowCo [EOS/Petro] LLC	The annual report on Form 10-K filed March 31, 2014
10.58	Consulting Agreement dated August 26, 2013, as subsequently amended on December 13, 2013, between Eos Petro, Inc. and DVIBRI, LLC	The annual report on Form 10-K filed March 31, 2014
10.59	Consulting Agreement effective as of March 1, 2014 between Eos Petro, Inc. and DVIBRI, LLC	The quarterly report on Form 10-Q filed May 15, 2014
10.60	Consulting Agreement effective as of April 1, 2014 between Eos Petro, Inc. and Mark Bitter	The quarterly report on Form 10-Q filed May 15, 2014
10.61	Letter Agreement Dated July 1, 2014 between Eos Petro, Inc. and Vicki P. Rollins	The quarterly report on Form 10-Q filed August 18, 2014
10.62	Letter Agreement re: Business Partner and Advisory Agreement Dated June 26, 2014 between Eos Petro, Inc. and Baychester Petroleum	The quarterly report on Form 10-Q filed August 18, 2014
10.63	First Amendment to Consulting Agreement Effective June 30, 2014 between Eos Petro, Inc. and DVIBRI, LLC	The quarterly report on Form 10-Q filed August 18, 2014
10.64	Consulting Agreement Dated June 24, 2014 between Eos Petro, Inc. and Youssry Hassan	The quarterly report on Form 10-Q filed August 18, 2014 Herewith
10.65	Fourth Amendment to the LowCal Agreements dated August 14, 2014, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group, LLC and LowCo [EOS/Petro], LLC	The quarterly report on Form 10-Q filed August 18, 2014
10.66	Agreement and Plan of Merger, dated as of September 17, 2014, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc., a wholly-owned subsidiary of Eos Petro, Inc.	The current report on Form 8-K filed September 18, 2014
10.67	Offer to Purchase, dated October 9, 2014	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.68	Form of Letter of Transmittal (including Guidelines for Certification of Taxpayer Identification Number on Substitute Form W-9)	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.69	Form of Notice of Guaranteed Delivery	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.70	Form of Letter to Brokers, Dealers, Commercial Banks, Trust Companies and Other Nominees	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.71	Form of Letter to Clients for use by Brokers, Dealers, Commercial Banks, Trust Companies and Other Nominees	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.

10.72	Summary Newspaper Advertisement as published in The New York Times on October 9, 2014	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.73	Non-Disclosure Agreement, dated July 11, 2014, between Dune Energy, Inc. and Eos Petro, Inc.	The Schedule TO filed October 9, 2014 by Eos Petro, Inc. and Dune Energy, Inc.
10.74	Letter Agreement, dated as of November 20, 2014, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed November 21, 2014
10.75	Third Amendment to Agreement and Plan of Merger dated December 22, 2014, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed December 23, 2014
10.76	Fourth Amendment to Agreement and Plan of Merger dated January 15, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed January 20, 2015
10.77	Fifth Amendment to Agreement and Plan of Merger dated January 23, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed January 28, 2015
10.78	Sixth Amendment to Agreement and Plan of Merger dated January 30, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 4, 2015
10.79	Seventh Amendment to Agreement and Plan of Merger dated February 6, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 11, 2015
10.80	Eighth Amendment to Agreement and Plan of Merger dated February 13, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 17, 2015
10.81	Ninth Amendment to Agreement and Plan of Merger dated February 20, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 20, 2015
10.82	Tenth Amendment to Agreement and Plan of Merger dated February 24, 2015, among Dune Energy, Inc., Eos Petro, Inc. and Eos Merger Sub, Inc.	The current report on Form 8-K filed February 26, 2015
10.83	Fifth Amendment to the LowCal Agreements, dated as of January 13, 2015, by and among Eos Global Petro, Inc., Eos Petro, Inc., LowCal Industries, LLC, Sail Property Management Group, LLC and LowCo [EOS/Petro], LLC.	The current report on Form 8-K filed January 16, 2015
10.84	Sudhir Vasudeve's Director's Agreement, dated February 19, 2015.	The current report on Form 8-K filed February 19, 2015
10.85	Warrant to Purchase Common Stock between Eos Petro, Inc. and Jerry Astor, dated February 12, 2015	The annual report on Form 10-K/A filed April 14, 2015
10.86	Warrant to Purchase Common Stock between Eos Petro, Inc. and Jerry Astor, dated February 12, 2015	The annual report on Form 10-K/A filed April 14, 2015
10.87	Unsecured Promissory Note between Eos Petro, Inc. and Ridelinks, Inc., dated October 9, 2014	The annual report on Form 10-K/A filed April 14, 2015
10.88	Unsecured Promissory Note between Eos Petro, Inc. and Bacchus Investors, LLC, dated September 30, 2014	The annual report on Form 10-K/A filed April 14, 2015
10.89	Letter Agreement between Eos Petro, Inc. and Vatsala Sharma, dated October 1, 2014	The annual report on Form 10-K/A filed April 14, 2015
10.90	Joint Oil and Gas Operating Agreement between Eos Global Petro, Inc. and James Blumthal, dated July 10, 2014	The annual report on Form 10-K/A filed April 14, 2015
10.91	Unsecured Promissory Note dated April 15, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed May 18, 2015

10.92	Unsecured Promissory Note dated April 15, 2015 from Eos Petro, Inc. payable to Clearview Partners, II, LLC	The quarterly report on Form 10-Q filed May 18, 2015
10.93	Unsecured Promissory Note dated May 22, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed August 17, 2015
10.94	Unsecured Promissory Note dated July 13, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed August 17, 2015
10.95	Unsecured Promissory Note dated August 5, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed August 17, 2015
10.96	Unsecured Promissory Note dated August 5, 2015 from Eos Petro, Inc. payable to DVIBRI, LLC (as assigned to Plethora Enterprises, LLC)	The quarterly report on Form 10-Q filed August 17, 2015
10.97	Sixth Amendment to the LowCal Agreements, dated August 14, 2015, by and between Eos Petro, Inc., LowCal Industries, LLC, Eos Global Petro, Inc. and LowCo [EOS/Petro], LLC	The quarterly report on Form 10-Q filed August 17, 2015
10.98	Letter Agreement with Vicki P. Rollins effective June 30, 2015	The quarterly report on Form 10-Q filed August 17, 2015
10.99	Letter Agreement with Vatsala Sharma effective June 30, 2015	The quarterly report on Form 10-Q filed August 17, 2015
10.100	Unsecured Promissory Note dated October 12, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed November 16, 2015
10.101	Unsecured Promissory Note dated October 20, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed November 16, 2015
10.102	Unsecured Promissory Note dated October 27, 2015 from Eos Petro, Inc. payable to Plethora Enterprises, LLC	The quarterly report on Form 10-Q filed November 16, 2015
10.103	Letter Agreement with Plethora Enterprises, LLC, effective September 15, 2015, Extending Maturity Date of Unsecured Promissory Note	The quarterly report on Form 10-Q filed November 16, 2015
10.104	Letter Agreement with Clearview Partners II, LLC, effective September 15, 2015, Extending Maturity Date of Unsecured Promissory Note	The quarterly report on Form 10-Q filed November 16, 2015
10.105	Payoff Agreement with Vicki P. Rollins dated October 23, 2015	The quarterly report on Form 10-Q filed November 16, 2015
10.106	Unsecured Promissory Note dated November 5, 2015 from Eos Petro, Inc. payable to John Linton	The quarterly report on Form 10-Q filed November 16, 2015
10.107	Alan Gaines's Employment Agreement, signed December 16, 2015 and effective January 11, 2016.	The current report on Form 8-K filed January 12, 2016
10.108	Unsecured Promissory Note between Eos Petro, Inc. and Bacchus Investors, LLC, dated November 29, 2015	The annual report on Form 10-K filed March 30, 2016
10.109	Unsecured Promissory Note between Eos Petro, Inc. and Bacchus Investors, LLC, dated December 29, 2015	The annual report on Form 10-K filed March 30, 2016
10.110	Letter Agreement with Plethora Enterprises, LLC, effective January 1, 2016, Extending Maturity Date of Unsecured Promissory Notes	The annual report on Form 10-K filed March 30, 2016
10.111	Letter Agreement with Clearview Partners II, LLC, effective January 30, 2016, Extending Maturity Date of Unsecured Promissory Notes	The annual report on Form 10-K filed March 30, 2016
10.112	Unsecured Promissory Note dated December 14, 2015 from Eos Petro, Inc. payable to Judith Buchmiller	The annual report on Form 10-K filed March 30, 2016
10.113	Unsecured Promissory Note dated January 20, 2015 from Eos Petro, Inc. payable to Judith Buchmiller	The annual report on Form 10-K filed March 30, 2016
10.114	Letter Agreement with Vatsala Sharma, effective January 1, 2016	The annual report on Form 10-K filed March 30, 2016

10.115	Seventh Amendment to the LowCal Agreements, dated March 11, 2016, by and between Eos Petro, Inc., LowCal Industries, LLC, Eos Global Petro, Inc. and LowCo [EOS/Petro], LLC	The annual report on Form 10-K filed March 30, 2016
10.116	Amended and Restated Promissory Note with Ridelinks, Inc., dated March 25, 2016	The annual report on Form 10-K filed March 30, 2016
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101	Interactive Data File (XBRL)	Furnished herewith

*Contained a typographical error regarding date and/or party name in previously filed annual reports on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2017
Eos Petro, Inc.

By: /s/ Martin Oring
Martin Oring
Director (former CEO, through January 11, 2016)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date
/s/ Nikolas Konstant Nikolas Konstant	Chairman of the Board, Chief Financial Officer	April 17, 2017
/s/ John Hogg John Hogg	Director	April 17, 2017
/s/ Martin Oring Martin Oring	Director	April 17, 2017
/s/______________ Sudhir Vasudeva	Director	_____________

EOS Petro, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

EOS Petro, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of EOS Petro, Inc. and Subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EOS Petro, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a stockholders’ deficit at December 31, 2016 and has experienced recurring operating losses and negative cash flows from operations since inception.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that might result from the outcome of this uncertainty.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 17, 2017

Eos Petro, Inc. and Subsidiaries
Consolidated Balance Sheets
As of December 31,

	2016	2015
ASSETS

Current assets
Cash	$24,762	$1,367
Other current assets	—	12,878
Total current assets	24,762	14,245

Oil and gas properties, using the full cost method of accounting, net of accumulated depletion and impairment of $1,249,608 and $187,197, respectively	—	1,062,411
Other property plant and equipment, net of accumulated depreciation of $30,000 and $27,232, respectively	—	2,768
Long-term deposits	54,128	102,441
Total assets	$78,890	$1,181,865

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,501,514	$1,084,621
Accrued expenses	1,221,456	1,189,545
Accrued officers' compensation	467,501	180,000
Accrued termination fee	5,500,000	5,500,000
Accrued structuring fee	4,000,000	4,000,000
LowCal convertible and promissory notes payable, in default	8,250,000	8,250,000
Notes payable, net of discount of $45,916 and $0	2,022,084	1,383,000
Notes payable, related party	—	1,208,160
Derivative liabilities	469,267	6,381,553
Total current liabilities	23,431,822	29,176,879

Asset retirement obligation	101,764	92,512
Total liabilities	23,533,586	29,269,391

Commitments and contingencies

Stockholders' deficit

Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized, none issued and outstanding	—	—
Common stock; $0.0001 par value; 300,000,000 shares authorized, 52,461,528 and 47,827,882 shares issued and outstanding	5,246	4,783
Additional paid-in capital	141,543,351	116,889,526
Accumulated deficit	(165,003,293)	(144,981,835)
Total stockholders' deficit	(23,454,696)	(28,087,526)
Total liabilities and stockholders' deficit	$78,890	$1,181,865

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31,

	2016	2015

Revenues
Oil and gas sales	$36,519	$208,052

Costs and expenses
Lease operating expense	55,954	148,093
General and administrative	19,124,279	27,463,607
Impairment charge of oil and gas properties	1,051,702	—
Forfeiture of acquisition deposits	155,000	—
Structuring fee	—	4,000,000
Termination fee	—	5,500,000
Total costs and expenses	20,386,935	37,111,700

Loss from operations	(20,350,416)	(36,903,648)

Other income (expense)

Interest and finance costs (including $62,420 and $47,675 in interest on notes payable to related party)	(4,665,159)	(3,207,375)
Change in fair value of derivative liabilities	4,994,117	4,657,999
Total other income (expense)	328,958	1,450,624

Net loss	$(20,021,458)	$(35,453,024)

Net loss per share attributed to common
stockholders - basic and diluted	$(0.40)	$(0.74)
Weighted average common shares outstanding
basic and diluted	50,251,151	47,777,098

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Years Ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2014	47,738,882	$4,774	$88,989,581	$(109,528,811)	$(20,534,456)
Issuance of common stock for consulting services	14,000	1	62,658	—	62,659
Issuance of common stock related to debt extension	75,000	8	311,242	—	311,250
Fair value of warrants issued for debt extension	—	—	2,212,149	—	2,212,149
Fair value of warrants issued for consulting services	—	—	8,157,284	—	8,157,284
Fair value of vested options	—	—	4,673,412	—	4,673,412
Sale of common shares owned by majority stockholder to affiliates at discount	—	—	12,483,200	—	12,483,200
Net loss	—	—	—	(35,453,024)	(35,453,024)
Balance, December 31, 2015	47,827,882	4,783	116,889,526	(144,981,835)	(28,087,526)
Issuance of common stock for debt extension	315,000	32	1,249,968	—	1,250,000
Issuance of common stock in connection with amendment of note agreement	75,000	7	299,993	—	300,000
Issuance of common stock for services	400,000	40	464,960	—	465,000
Issuance of common stock in connection with notes payable	1,225,000	122	1,329,878	—	1,330,000
Issuance of common stock in connection debt conversions	2,518,646	252	2,518,394	—	2,518,646
Issuance of common stock for cash	100,000	10	99,990	—	100,000
Transfer of common shares owned by majority stockholder in connection with notes payable	—	—	290,000	—	290,000
Extension of warrant expiration date in connection with amendment of note agreement	—	—	188,378	—	188,378
Fair value of warrants issued for consulting services	—	—	1,164,738	—	1,164,738
Fair value of vested options	—	—	14,446,834	—	14,446,834
Fair value related to change in stock option terms	—	—	93,714	—	93,714
Fair value of warrants issued with notes payable	—	—	186,290	—	186,290
Sale of common shares owned by majority stockholder to affiliates at discount	—	—	931,060	—	931,060
Reclassification of derivative liability to equity due to extinguishment	—	—	1,389,628	—	1,389,628
Net loss	—	—	—	(20,021,458)	(20,021,458)
Balance, December 31, 2016	52,461,528	$5,246	$141,543,351	$(165,003,293)	$(23,454,696)

The accompanying notes are an integral part of these consolidated financial statements

Eos Petro, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31,

	2016	2015

Cash flows from operating activities
Net loss	$(20,021,458)	$(35,453,024)
Adjustments to reconcile net loss to net cash used in operating activities:

Depletion	10,709	58,764
Depreciation	2,768	8,489
Accretion of asset retirement obligation	9,252	8,410
Amortization of debt discounts	497,387	—
Financing costs related to stock and warrants issued with notes payable	1,744,446	—
Notes payable issued for services	—	30,000
Fair value of stock issued for services	465,000	62,659
Fair value of stock issued for debt extension	1,250,000	311,250
Fair value of stock issued for amendment of note agreement	300,000	—
Fair value of warrants issued for consulting services	1,164,738	8,157,284
Fair value of warrants issued for amendment of note agreement	188,378	2,212,149
Fair value of vested options	14,446,834	4,673,412
Fair value related to change in stock option terms	93,714	—
Sale of common shares owned by majority stockholder to affiliates at discount	931,060	12,483,200
Impairment charge of oil and gas properties	1,051,702	—
Forfeiture of acquisition deposits	155,000	—
Termination fee	—	5,500,000
Structuring fee	—	4,000,000
Change in fair value of derivative liabilities	(4,994,117)	(4,657,999)
Change in operating assets and liabilities:
Other current assets	12,878	30,081
Long-term deposit	48,313	—
Accounts payable	755,083	935,733
Accrued expenses	782,671	39,589
Accrued compensation - officer	287,501	180,000
Net cash used in operating activities	(818,141)	(1,420,003)

Cash flows from investing activities:
Acquisition deposit	(130,000)	—
Net cash used in investing activities	(130,000)	—

Cash flows from financing activities:
Proceeds from issuance of notes payable	986,810	330,000
Proceeds from the sale of common stock	100,000	—
Repayment of notes payable	(195,000)	(50,000)
Proceeds from issuance of notes payable, related party	125,000	1,320,000
Repayment of notes payable, related party	(45,274)	(311,840)
Net cash provided by financing activities	971,536	1,288,160

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,395	(131,843)

CASH AND CASH EQUIVALENTS, beginning of period	1,367	133,210

CASH AND CASH EQUIVALENTS, end of period	$24,762	$1,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Proceeds from related party note paid directly to note holder	$—	$200,000
Notes payable issued for accounts payable	$338,190	$—
Note payable issued for deposit	$25,000	$—
Discount on notes payable	$543,303	$—
Common stock issued for conversion of notes payable, accrued interest and accrued directors' compensation	$2,518,646	$—
Extinguishment of derivative liability	$1,389,628	$—

The accompanying notes are an integral part of these consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2016 and 2015

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Eos Petro, Inc. (the “Company”) is in the business of acquiring, exploring and developing oil and gas-related assets. The Company was organized under the laws of the state of Nevada in 2007. On October 12, 2012, the Company (then named "Cellteck, Inc.") and Eos Global Petro, Inc. ("Eos") merged with Eos being the surviving entity and the Company the legal acquirer. As a result of the merger, Eos became a wholly-owned subsidiary of the Company. Effective May 20, 2013, the Company changed its name to Eos Petro, Inc.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2016, the Company had a stockholders’ deficit of $23,454,696, and, for the year ended December 31, 2016, reported a net loss of $20,021,458 and had negative cash flows from operating activities of $818,141.  The Company is also in default on $9,200,000 of its convertible and promissory notes.

In addition, the Company may have become obligated to pay a $5.5 million termination fee under the "Dune Merger Agreement," as defined in Note 11 below (the "Parent Termination Fee," as more fully defined in the Dune Merger Agreement) (see Note 11) and $4 million that may be due under a structuring fee with GEM Global Yield Fund ("GEM").  Furthermore, $8,250,000 of LowCal Convertible and Promissory Notes became due on May 1, 2016 and are therefore now due and payable. Management estimates the Company's capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas "Works Property" located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune Energy, Inc. under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company's business, results of operations, and financial condition to suffer. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

	December 31,
	2016	2015
Options	5,750,000	1,325,000
Warrants	8,627,734	8,612,992
Convertible notes	2,000,000	2,000,000
Total	16,377,734	11,937,992

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the consolidated financial statements include, but are not limited to, amortization and depletion allowances, the recoverability of the carrying amount and estimated useful lives of long-lived assets, asset retirement obligations, the valuation of equity instruments issued in connection with financing transactions and share-based compensation, and assumptions used in valuing derivative liabilities and net operating loss carryforwards. Changes in facts and circumstances may result in revised estimates.  Actual results could differ from those estimates.

Full Cost Method of Accounting for Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas activities. Accordingly all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells are capitalized into a full cost pool on a country-by-country basis. Capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves once proved reserves are determined to exist.

Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average depreciation, depletion and amortization (“DD&A”) per barrel of oil equivalent was $16.48 and $13.86 for the years ended December 31, 2016 and 2015, respectively.

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

The Company assesses oil and gas properties at least annually to ascertain whether impairment has occurred. In assessing impairment, the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data, and the availability of financing. The amount of impairment assessed is deducted from the costs to be amortized, and reported as a period expense when the impairment is recognized. Management has performed its impairment tests on its oil and gas properties as of December 31, 2016 and has concluded that a full impairment reserve should be provided on the costs capitalized for its oil and gas properties consisting solely of the Company’s Works Property oil and gas assets located in the Albion Consolidated Field, Edwards County, Illinois. Therefore, an impairment charge of $1,051,702 has been recorded for the year ended December 31, 2016, which reduced the carrying amount of oil and gas properties to zero as of December 31, 2016. The impairment was primarily related to property that the Company does not expect to develop.

The Company recorded depletion expense of $10,709 and $58,764 for the years ended December 31, 2016 and 2015, respectively.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. Through December 31, 2016, the Company has not had any sales of oil and gas properties that significantly alter that relationship.

Asset Retirement Obligation

The Company accounts for its future asset retirement obligations (“ARO”) by recording the fair value of the liability during the period in which it was incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an ARO is included in proven oil and gas properties in the balance sheets. The ARO consists of costs related to the plugging of wells, removal of facilities and equipment, and site restoration on its oil and gas properties. The asset retirement liability is accreted to operating expense over the useful life of the related asset. As of December 31, 2016 and 2015, the Company had an ARO of $101,764 and $92,512, respectively.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC Topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Fair Value Measurements

The Company applies the provisions of ASC 820-10, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The three levels of valuation hierarchy are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

☐	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative liabilities as their fair values were determined by using a weighted average Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. As such, the fair value of the derivative liabilities of $469,267 and $6,381,553 at December 31, 2016 and 2015, respectively, were valued using Level 2 inputs.

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

One customer accounts for 100% of oil sales for the years ended December 31, 2016 and 2015.  The Company’s oil and gas properties are located in Illinois.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

In March 2016, the FASB issued the ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this ASU require, among other things, that all income tax effects of awards be recognized in the income statement when the awards vest or are settled. The ASU also allows for an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows for a policy election to account for forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the expected impact that the standard could have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 – ACQUISITION DEPOSIT

During the year ended December 31, 2016, the Company made a non-refundable deposit of $155,000 towards the purchase of an oil and gas company. The deposit expired on September 30, 2016. The Company has not been able to secure financing to close the acquisition, and therefore has written off the non-refundable deposit which is reported as forfeited deposits in the accompanying consolidated statement of operations.

NOTE 3 – LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE – IN DEFAULT

LowCal convertible and promissory notes payable at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

On February 8, 2013, and as subsequently amended through August 14, 2015, the Company and Eos entered into: (i) a Loan Agreement and Secured Promissory Note; (ii) a Lock-Up/Leak-Out Agreement; (iii) a Guaranty; (iv) a Series B Convertible Preferred Stock Purchase Agreement; and (v) a Leasehold Mortgage, Assignment, Security Agreement and Fixture Filing (collectively referred to as the "Loan Agreements"), with LowCal Industries, LLC and LowCal [EOS/Petro], LLC (collectively referred to as " LowCal ").   Pursuant to the Loan Agreements, LowCal agreed to purchase from Eos, for $4,980,000, promissory notes in the aggregate principal amount of $5,000,000, with interest at 10% per annum ("LowCal Loan"). At LowCal's option, LowCal can elect to convert any part of the principal of the LowCal Loan into shares of the Company's common stock at a conversion price of $2.50 per share.    On January 13, 2015, the Company and LowCal amended the Loan Agreements, including the LowCal Loan, and entered into a new unsecured promissory note in the principal amount of $3,250,000, with interest at 10% per annum (the "Second LowCal Note"), $750,000 of which was advanced to the Company in 2014 and was recognized as included in the principal amount of the Second LowCal Note. As part of the amendment, LowCal forgave approximately $667,000 of accrued interest on the LowCal Loan and eliminated all interest on the LowCal Loan going forward.  As amended, there was no remaining accrued and outstanding interest on the LowCal Loan.

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

On August 14, 2015, the exercise price of the original 500,000 warrants granted to LowCal in 2014 was reduced from $4.00 per share to $2.00 per share, and the expiration date of the warrants was extended from August 14, 2017 to January 1, 2019.  The Company recorded as a cost $275,560 for the repricing and extending the expiration date of these 500,000 previously issued warrants.  Also on August 14, 2015, the Company issued to LowCal 75,000 restricted shares of its common stock, as well as an additional warrant to purchase 500,000 shares of restricted common stock of the Company at an exercise price of $2.00, vesting immediately and expiring January 1, 2019.   The Company recorded as financing costs the fair value of the 75,000 shares of common stock of $311,250 based on the trading price of its shares on the date of the agreement, and the fair value of 500,000 new warrants of $1,936,558 as determined by the Black-Scholes pricing model.

The assumptions used in calculating the fair value of options and extensions granted using the Black-Scholes option- pricing model for options are as follows:

☐	Expected life of 1.22 years;
☐	Volatility of 182%;
☐	Dividend yield of 0%; and
☐	Risk free interest rate of 1.10%.

On March 11, 2016, the Company and LowCal amended the LowCal Agreements (the "Seventh Amendment to the LowCal Agreements").  Under the Seventh Amendment to the LowCal Agreements: (i) the maturity dates of the LowCal Loan and Second LowCal Note was extended to May 1, 2016; (ii) the expiration date of LowCal's warrants was extended to May 1, 2020; (iii) the Company issued to LowCal, LLC ("LowCal") an additional 75,000 restricted shares of the Company's common stock; and (iv) the parties agreed that if: (1) the Company pays off the $3,250,000 principal balance of the Second LowCal Note in full, plus any accrued and unpaid interest, and (2) either: (A) the Company closes a transaction where it acquires at least $10,000,000 in additional assets, through an asset purchase, stock purchase, merger, or other similar transaction, which shall be determined by generally accepted accounting principles, or (B) the Company successfully uplists its common stock to a national exchange market (NASDAQ or  the New York Stock Exchange), then the following will automatically occur: (1) the conversion price of the LowCal Loan will be reduced from $2.50 per share to $2.00 per share, and (2) any outstanding principal and interest due on the LowCal Loan will be converted at a price of $2.00 per share into restricted shares of the Company's common stock, which shall be issued to LowCal.

The value of the 75,000 shares issued with the Seventh Amendment to the LowCal Agreements was $300,000 which was the fair value of the shares on March 11, 2016. The $300,000 was charged to financing cost during the year ended December 31, 2016. In addition, the Company took a charge to earnings of $188,378 during the year ended December 31, 2016 related to the extension of the expiration date of 1,000,000 warrants previously issued to LowCal. The charge is the difference in fair value of the warrants using the old expiration date and the new expiration date using the Black-Scholes option- pricing model for options with the following assumptions:

☐	Expected life of 2.81 to 4.14 years;
☐	Volatility of 174%;
☐	Dividend yield of 0%; and
☐	Risk free interest rate of 1.16%.

NOTE 4 - NOTES PAYABLE

Notes payable at December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015

Secured note payable, at 18% (1)	$300,000	$600,000
Note payable at 4% to 10%, (2)	728,000	453,000
Note payable, at 2%, (3)	100,000	100,000
Note payable at 10%, (4)	-	150,000
Note payable at 4% to 5% (5)	100,000	30,000
Note payable at 10%, (6)	-	50,000
Note payable at 10%, (7)	100,000	-
Note payable at 10%, (8)	200,000	-
Note payable at 2%, (9)	500,000	-
Note payable at 2%, (10)	40,000	-
Total notes payable	2,068,000	1,383,000
Debt discount	(45,916)	-
	$2,022,084	$1,383,000

(1) On February 16, 2012, and as amended through January 1, 2016, Eos entered into a Secured Promissory Note with Vatsala Sharma (“Sharma”) for a secured loan for $600,000 at an interest rate of 18% per annum (as amended, the “Sharma Loan”). The Sharma Loan is secured by a blanket security interest in all of Eos’ assets, and newly acquired assets, a mortgage on the Works Property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation.  As amended, the maturity date of the Sharma Loan is January 15, 2017.  This note is currently in default. As additional consideration for entering into the Sharma Loan, the Company issued 400,000 shares of common stock.  Under the terms of the Sharma Loan, Sharma will receive an additional 275,000 shares of the Company’s common stock as of January 1, 2016. The value of the 275,000 shares issued to Sharma was $1,100,000, which was the fair value of the shares on January 1, 2016. Such amount was charged to financing cost during the year ended December 31, 2016. During the year ended December 31, 2016, $300,000 of this note plus $456,460 of accrued interest was converted into 756,460 shares of the Company’s common stock.

(2)  On September 30, 2014, the Company issued an unsecured promissory note to Bacchus Investors, LLC (“Bacchus”) for $323,000, with interest at 4%. During 2015, the Company issued $130,000 of additional unsecured promissory notes to Bacchus with interest at 10%. The outstanding principal balance at December 31, 2015 was $453,000. During 2016, the Company issued additional unsecured promissory notes of $275,000 to Bacchus with interest at 5% -10% for a total outstanding of $728,000 at December 31, 2016. The unsecured promissory notes are due upon demand.

(3)  On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000, with interest at 2% and a maturity date of March 15, 2015 that was extended to June 15, 2015 and includes an exit fee of $30,000.   The maturity date was subsequently been extended to April 30, 2016. In consideration for extending the due date of this note per an agreement dated March 25, 2016, the Company issued to Ridelinks 40,000 shares of the Company’s common stock. The value of the 40,000 shares issued to Ridelinks was $150,000 which was the fair value of the shares on March 26, 2016. The $150,000 was charged to financing cost during the year ended December 31, 2016. On April 14, 2017, this note was amended to extend thedue date to July 31, 2017 (See Note 13).

(4) On April 15, 2015, the Company issued an unsecured promissory note to Clearview Partners II, LLC ("Clearview") for $150,000, with interest at 10%.  The Company and Clearview executed letter agreements extending the maturity date of the unsecured promissory note to July 1, 2016. During the year ended December 31, 2016, this note plus $18,205 of accrued interest was converted into 168,205 shares of the Company’s common stock.

(5) Unsecured promissory notes, with interest ranging from 4% to 5% per annum, and due upon demand. During the year ended December 31, 2016, one of these notes with principal outstanding of $30,000 was converted into 30,000 shares of the Company’s common stock.

(6) On December 14, 2015, the Company issued an unsecured promissory note to an individual for $50,000, with interest at 10% and a maturity date of July 1, 2016. On January 20, 2016, the Company issued an additional unsecured promissory note to this individual for $50,000, with interest at 10% and a maturity date of July 1, 2016. As of December 31, 2016, the total of $100,000 has fully been repaid.

(7) On February 18, 2016, the Company issued an unsecured promissory note in settlement of accounts payable of $120,000, with interest at 10%. $20,000 had been repaid on the note with the remaining principal due on July 31, 2017.

(8) On June 27, 2016, the Company issued a secured promissory note to an investor for $200,000, with interest at 10% and a maturity date of October 31, 2016, which was extended to July 30, 2017 (See Note 13). This note is secured by 1,000,000 shares of common stock owned by the Company’s majority stockholder, Plethora Enterprises, LLC (“Plethora”). In connection with this promissory note, the Company also issued to the investor 200,000 warrants to purchase shares of the Company’s common stock with an exercise price of $1.00 per share and 300,000 shares of the Company’s common stock valued at $300,000.

The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

☐	Expected life of 3.0 years
☐	Volatility of 174%;
☐	Dividend yield of 0%;
☐	Risk free interest rate of 0.71%

The aggregate relative fair value of the warrants were valued at $92,987 and was recorded as a discount on the promissory note and as additional paid in capital. The value of the common stock of $300,000 first recorded as a discount of $107,013, with the balance of $192,987 was charged to financing costs. The combined total discount of $200,000 was fully amortized and charged to interest expense during the year ended December 31, 2016.

(9) On August 10, 2016, the Company issued a secured promissory note to an investor for $500,000, with interest at 2% and a maturity date of February 5, 2017. This note has been amended (see Note 13). This note is secured by 2,000,000 shares of common stock owned by the Company’s majority stockholder, Plethora, and real property owned by an unrelated party. The note also provides for a loan fee of $75,000 to be paid upon maturity. In connection with this promissory note, the Company also issued to the investor 150,000 warrants to purchase shares of the Company’s common stock with an exercise price of $1.00 per share and 150,000 shares of the Company’s common stock valued at $135,000.

The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

☐	Expected life of 3.0 years
☐	Volatility of 169%;
☐	Dividend yield of 0%;
☐	Risk free interest rate of 0.80%

The aggregate relative fair value of the warrants were valued at $93,303 and was recorded as a discount on the promissory note and as additional paid in capital. The value of the common stock of $135,000 was also recorded as a discount on the promissory note. The combined total discount is $228,303 and is being amortized over the term of the note. During the year ended December 31, 2016, $182,387 was charged to interest expense as amortization of the discount, with unamortized balance of $45,916 as of the year then ended.

On May 19, 2016, the Company issued two secured promissory notes for $37,500 each, with interest at 1% and a maturity date of July 6, 2016. In connection with these promissory notes, the Company also issued to the noteholders 750,000 shares of the Company’s common stock valued at $870,000. In addition, for one note, Plethora, the Company’s majority stockholder, issued the noteholder 250,000 shares of the Company’s common stock valued at $290,000. The value of the common stock was based on the closing stock price on the date of the agreements and was recorded as a discount of $75,000 and the reminder of $1,085,000 was charged to financing costs. The discount of $75,000 was amortized over the term of the notes. During the quarter ended September 30, 2016, these notes were fully repaid.

(10) On November 1, 2016, the Company issued a promissory note to an investor for $40,000 with a $10,000 original issue discount and a maturity date of November 30, 2016. In connection with this promissory note, the Company issued 25,000 shares of common stock valued at $25,000 which was equal to the market price of the stock at the issuance date. In addition, the Company also issued to the investor 500,000 warrants to purchase shares of the Company’s common stock with an exercise price of equal to 85% of the price per shares of common stock sold by the Company in a future offering of at least $1,000,000. If no such offering occurs within six months then the exercise price will be $0.10 per shares. Since the exercise price of this warrant is a percentage of a future offering price, this warrant has been treated as a derivative instrument. The fair value of this warrant was determined to be $471,459.

The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

☐	Expected life of 3.0 years
☐	Volatility of 135%;
☐	Dividend yield of 0%;
☐	Risk free interest rate of 0.80%

The fair values of the common stock and warrants issued with this note with an aggregate fair value of $496,459 and was recorded as a discount on the promissory note up to the face amount of the note of $40,000 and the remaining $456,459 was recorded as a financing cost. The combined total discount of $40,000 was fully amortized and charged to interest expense during the year ended December 31, 2016. The note is currently in default.

The weighted average interest rate at December 31, 2016 for the outstanding notes payable is 8.4%

NOTE 5 – NOTES PAYABLE, RELATED PARTY

The Company has been receiving advances from Plethora, a company wholly owned by Nickolas Konstant, the Company’s majority shareholder and CFO.

During the years ended December 31, 2016 and 2015, Plethora sold an aggregate of 351,515 and 4,580,000, respectively, of its shares of the Company’s restricted common stock in private sales. Following the private sales transactions, Plethora loaned all of the aggregate proceeds from the private sale of stock of to the Company, and concurrently, the Company issued Plethora separate unsecured promissory notes for the aggregate principal amount received. During the year ended December 31, 2016, the proceeds from these sales of $125,000 were loaned to the Company. During the year ended December 31, 2015, the proceeds from these sales were $1,520,000, of which $1,320,000 of the cash proceeds were loaned directly to the Company, and $200,000 was paid directly to retire an existing note payable. All of the loans extended by Plethora to the Company accrue interest at an annual rate of 10%, and become due on July 1, 2016.  During the years ended December 31, 2016 and 2015, $45,274 and $311,840, respectively, of the notes was repaid.  At December 31, 2015, the aggregate principal balance due under the promissory notes was $1,208,160. Nikolas Konstant is the sole member and manager of Plethora. During the year ended December 31, 2016, the entire balance due on these notes payable of $1,287,886 and accrued interest of $110,095 were converted into 1,397,981 shares of the Company’s common stock. The balance of the notes payable, related party at December 31, 2016 was $0.

During the years ended December 31, 2016 and 2015, of the 351,515 and 4,580,000 shares, respectively, of common stock sold by Plethora as discussed above, 351,515 and 3,820,000 shares, respectively, were sold to either affiliates of the Company, vendors, or individuals with whom the Company had a past business relationship. The Company considered the provisions of Staff Accounting Bulletin (“SAB”) Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders and determined that the difference between the quoted market price of the shares and the sales price to the buyers as additional compensation cost and a contribution to capital by a major related party stockholder (Plethora). As such, the Company recorded a charge of $931,060 and $12,483,200 during the years ended December 31, 2016 and 2015, respectively, relating to the difference between the sales price and the fair market price of the shares on the date of the transaction.

NOTE 6 – ASSET RETIREMENT OBLIGATION

Changes in the Company’s asset retirement obligations were as follows:

	Years Ended December 31,
	2016	2015
Asset retirement obligation, beginning of period	$92,512	$84,102
Additions	-	-
Accretion expense	9,252	8,410
Asset retirement obligations, end of period	$101,764	$92,512

NOTE 7 – DERIVATIVE LIABILITIES

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.  In August 2014, the Company issued warrants to purchase an aggregate of 1,775,000 shares of the Company’s common stock, to a former note holder and certain other related parties. The warrant agreements included an anti-dilution provision that would reduce the exercise price if the Company were to issue additional equities at a price below the exercise price which is in effect at the time of the issuance of the additional equities. The Company determined that these warrants met the definition of a derivative and are to be re-measured at the end of each reporting period with the change in fair value reported in the statement of operations. On July 2, 2016, the Company and the warrant holders entered into an agreement whereby the Company agreed to reduce the exercise price of the warrants to $1.00 in exchange for the warrant holder removing the anti-dilution provision contained in the warrant agreements. As a result of the removal of this anti-dilution provision, these warrants are no longer considered derivative liabilities, and the fair value of the warrants of $1,389,628 was reclassified to additional paid-in capital. On November 1, 2016, the Company issued a warrant to purchase an aggregate of 500,000 shares of the Company’s common stock to an investor in connection with a note payable. The exercise price of the warrant is equal to 85% of the price per shares of common stock sold by the Company in a future offering of at least $1,000,000. If no such offering occurs within six months then the exercise price will be $0.10 per shares. Since the exercise price of the warrant is a percentage of a future offering price, the Company determined that the warrant met the definition of a derivative and is to be re-measured at the end of each reporting period with the change in fair value reported in the statement of operations.

As of December 31, 2016, November 1, 2016, July 2, 2016, and December 31, 2015, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	December 31,	Upon Issuance	Upon Extinguishment	December 31,
	2016	November 1, 2016	July 2, 2016	2015
Exercise Price	$0.10	0.10	$1.00	$2.00
Stock Price	$1.00	1.00	$1.00	$4.00
Risk-free interest rate	0.80%	0.80%	0.59%	1.06%
Expected life of the options (Years)	2.84	3.00	2.14	2.64
Expected volatility	133%	133%	169%	180%
Expected dividend yield	0%	0%	0%	0%
Expected forfeitures	0%	0%	0%	0%

Fair Value	$469,267	$471,459	$1,389,628	$6,381,553

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

The Company recorded a change to the fair value of derivative liabilities of $4,994,117 and $4,657,999 for the years ended December 31, 2016 and 2015, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora, which is solely owned by Nikolas Konstant, the Company’s Chairman of the Board and Chief Financial Officer.  Under the consulting agreement, for the years ended December 31, 2016 and 2015, the Company recorded compensation expense of $360,000 and $360,000, respectively.   At December 31, 2016 and 2015, there was $363,601 and $180,000, respectively, due to Mr. Konstant under the Plethora consulting agreement, and included in the balance of accrued officers’ compensation in the accompanying consolidated balance sheet.

In addition, Plethora has made advances to the Company as described in Note 6.

NOTE 9 - STOCKHOLDERS’ DEFICIT

During the year ended December 31, 2016, the Company issued:

•	400,000 shares of its common stock to consultants for services rendered. The shares were valued at $465,000 based on the market price of the Company’s common stock at the date of issuance;

•	315,000 shares of its common stock in connection with debt extensions. The shares were valued at $1,250,000 based on the market price of the Company’s common stock at the date of issuance;

•	75,000 shares of its common stock in connection with an amendment of a note agreement. The shares were valued at $300,000 based on the market price of the Company’s common stock at the date of issuance;

•	1,225,000 shares of its common stock in connection with notes payable. The shares were valued at $1,330,000 based on the market price of the Company’s common stock at the date of issuance;

•	2,518,646 shares of its common stock in connection with the conversion of notes payable of $480,000; notes payable to related party of $1,287,886; accrued interest of $584,760 and accrued expenses of $166,000 and;

•	100,000 shares of its common stock for cash proceeds of $100,000.

During the year ended December 31, 2015, the Company issued:

•	14,000 shares of its common stock to a consultant for services rendered. The shares were valued at $62,659 based on the market price of the Company’s common stock at the date of issuance; and

•	75,000 shares of its common stock in connection with a debt extension. The shares were valued at $311,250 based on the market price of the Company’s common stock at the date of issuance.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of option activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	1,300,000	2.50	3.81
Granted	25,000	2.50
Exercised	-
Forfeited/Canceled	-
Outstanding, December 31, 2015	1,325,000	2.50	3.08	2,186,250
Granted	4,500,000	1.00
Exercised	-
Forfeited/Canceled	(75,000)	2.50
Outstanding, December 31, 2016	5,750,000	1.33	3.63	-
Exercisable, December 31, 2016	2,750,000	1.68	3.19	-

At December 31, 2016, the intrinsic value of outstanding and exercisable stock options was zero.

The following table summarizes information about options outstanding at December 31, 2016:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	4,500,000	4.03	1.00
2.50	1,250,000	2.17	2.50

In connection with Mr. Alan Gaines' employment as the Company’s President, the Company and Mr. Gaines entered into a Stock Option Agreement, signed on December 16, 2015 and effective January 11, 2016 (“Effective Date”), whereby the Company granted Mr. Gaines options to purchase up 4,500,000 shares of the Company's restricted common stock, all of which have an exercise price of $1.00 per share and expire in five years. The Company determined the total fair value at grant date was $17,627,047, calculated using the Black-Scholes option pricing model. The options vest as follows: 1,500,000 of the shares vested on the Effective Date; 1,500,000 of the shares shall vest on the first anniversary of the Effective Date; and 1,500,000 of the shares shall vest on the second anniversary of the Effective Date.

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

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Risk-free interest rate	1.58%	1.10%
Expected life of the options (Years)	5.00	1.22
Expected volatility	179%	182%
Expected dividend yield	0%	0%
Expected forfeitures	0%	0%

The weighted average grant-date fair value for the options granted during the years ended December 31, 2016 and 2015 was $3.92 and $3.93, respectively.

During the year ended December 31, 2016 and 2015, the Company recorded $14,446,834 and $4,673,412, respectively, of share based compensation relating to the vesting of options granted.  As of December 31, 2016, the unamortized balance related to future stock based compensation for options previously granted but not vested is $3,180,213.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2014	14,577,992	4.69	1.96
Granted	2,125,000	2.39
Exercised	-
Forfeited/Canceled	(8,090,000)	4.21
Outstanding, December 31, 2015	8,612,992	3.25	2.66	11,237,988
Granted	1,317,742	1.10
Exercised	-
Forfeited/Canceled	(1,303,000)	3.00
Outstanding, December 31, 2016	8,627,734	2.75	2.26	450,000
Exercisable, December 31, 2016	8,627,734	2.75	2.26	450,000

The following tables summarize information about warrants outstanding and exercisable at December 31, 2016:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
0.10	500,000	2.84	1.00
1.00	2,175,000	1.84	1.00
2.00	1,100,000	2.80	2.00
2.50	3,207,734	2.61	2.50
3.00	50,000	3.13	3.00
4.00	75,000	1.58	4.00
6.00	20,000	0.33	6.00
7.15	1,500,000	1.53	7.15
	8,627,734

Warrants issued with notes payable

During the year ended December 31, 2016, the Company issued warrants to purchase an aggregate of 850,000 shares of the Company’s common stock to three (3) note holders in conjunction with the issuance of notes payable with total principal of $740,000 (See Note 4).

Warrants issued to consultants

During the year ended December 31, 2016, the Company issued a total of 467,742 warrants to two consultants and the CEO with an aggregate fair value of $1,164,738 which was recorded as expense during the year ended December 31, 2016. The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:

☐	Expected life of 5.0 years
☐	Volatility of 171%-176%;
☐	Dividend yield of 0%;
☐	Risk free interest rate of 1.21% - 1.39%

Pursuant to a consulting agreement effective as of August 1, 2013, as subsequently amended from time to time (the “ BAS Agreement ”), between the Company, AGRA Capital, LLC (“ AGRA ”) and BA Securities, LLC (“BAS”), AGRA and BAS agreed to provide certain financial advisory services to the Company.

On April 6, 2015, and as subsequently amended through September 28, 2015, the Company entered into an agreement (“Agreement ”) with Mr. Konstant, AGRA, BAS, Jeff Ahlholm, and Lloyd Brian Hannan (AGRA, BAS, Mr. Ahlholm and Mr. Hannan are collectively referred to herein as “BAS and Agents”). The Agreement terminated the BAS Agreement in its entirety. The Agreement further provides that, in the event that the Company completes certain acquisitions or financings on or prior to April 7, 2017, then additional cash and warrant compensation will be paid to BAS and Agents.  Further, in consideration for advisory services previously rendered, the Company issued an aggregate of 1,500,000 warrants to BAS and Agents, all vesting immediately with an exercise price of $2.50 per share and an expiration date of May 1, 2019. The fair value of the warrants was determined to be $7,307,825 using a Black-Scholes model. Pursuant to the Agreement, the Company also extended the expiration date of another 600,000 warrants currently held by BAS and Agents to May 1, 2019, and reduced the exercise price from $4.00 per share to $2.50 per share. The fair value of the extension and modification of these warrants was determined to be $121,339. The Company used the following assumptions in determining the fair value:

☐	Expected life of 3.32 to 4.07 years
☐	Volatility of 182%;
☐	Dividend yield of 0%;
☐	Risk free interest rate of 1.10%

During the year ended December 31, 2015, the Company issued a total of 125,000 warrants to consultants with an aggregate fair value of $577,897 and recorded as expense during the year ended December 31, 2015.   In addition, warrants previously issued to a consultant in 2014 with a fair value of $150,223 vested during the period and were recorded as expense during the year ended December 31, 2015. The fair values of the warrants granted in 2015 were determined using the Black-Scholes option pricing model with the following assumptions:

☐	Expected life of 3-5 years
☐	Volatility of 179%-182%;
☐	Dividend yield of 0%;
☐	Risk free interest rate of 1.01% - 1.10%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Office Lease

On December 27, 2012, the Company entered into a lease to rent 3,127 square feet of space to be used as the principal office of the Company. The lease term is from December 27, 2012 to April 30, 2017. On February 1, 2017, the Company extended the lease through September 30, 2022. The Company paid a security deposit of $54,128.

The minimum lease payments are as follows:

Year	Amount
2017	$218,010
2018	229,061
2019	235,933
2020	243,028
2021	250,324
Thereafter	192,741
$1,369,097

Rent expense for the years ended December 31, 2016 and 2015 was $177,545 and $177,545, respectively.

NOTE 12 - INCOME TAXES

Deferred tax assets of the Company at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$6,184,204	$3,802,383
Deferred compensation	169,696	55,172
Accrued expenses	4,280,687	4,172,035
Stock based compensation	181,247	181,247
Valuation allowance	(10,815,834)	(8,210,837)
Net deferred tax asset	$-	$-

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

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, were as follows:

	2016	2015
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal taxes	(6)%	(6)%
Non-includable items	24%	17%
Increase in valuation allowance	16%	23%
Effective income tax rate	-	-

The Company adopted accounting rules which address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under these rules, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. These accounting rules also provide guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2016 and 2015, no liability for unrecognized tax benefits was required to be recorded.

At December 31, 2016, the Company had net operating loss carry forwards of approximately $15,434,000 for both federal and state that may be offset against future taxable income. These carry forwards will begin to expire in the year ended December 31, 2031.  No tax benefit has been reported in the December 31, 2016 and 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 13– SUBSEQUENT EVENTS

In January 2017, the Company sold 100,000 shares of its common stock for proceeds of $100,000.

On August 10, 2016, the Company issued a secured promissory note to an investor for $500,000, with interest at 2% and a maturity date of February 5, 2017. On February 6, 2017 the note was amended to increase the note amount to $580,000 (original principal amount of $500,000 plus original loan fee of $75,000 plus accrued interest of $5,000). The amended note accrues interest at 5% per annum and is due on June 5, 2017. In addition to the collateral to secure the original note, this amended note also provides the lender a leasehold mortgage on the Works Property. The amended note also includes a $50,000 loan fee. The amendment will be recorded as a debt extinguishment.

On June 27, 2016, the Company issued a secured promissory note to an investor for $200,000, with interest at 10% and a maturity date of December 15, 2016 as amended. On April 11, 2017 the note was amended to extend the maturity date to July 30, 2017. As consideration for the extending maturity date, the Company agreed to pay a $25,000 loan fee and issue the lender 200,000 shares of the Company’s common stock. The amendment will be recorded as a debt extinguishment.

On October 9, 2014, the Company issued an unsecured promissory note to Ridelinks, Inc. for $200,000 (current outstanding balance is $100,000) with a maturity date of March 26, 2016, as amended. On April 14, 2017 the note was amended to extend the maturity date to July 31, 2017. As consideration for the extending maturity date, the Company agreed to issue the lender 35,000 shares of the Company’s common stock. The amendment will be recorded as a debt extinguishment.

NOTE 14 - SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

	Years Ended
	December 31,	December 31,
	2016	2015
Unproved property acquisition costs	$-	$-
Exploration costs	-	-
Development costs	-	-
Asset retirement obligation	9,251	8,410
Total cost incurred	$9,251	$8,410

Estimated Quantities of Proved Reserves

Estimates of proved reserves as of December 31, 2016 and 2015 were prepared by management using the report of Hahn Engineering, Inc. an independent engineering firm. The estimated proved net recoverable reserves presented below include only those quantities that were expected to be commercially recoverable at prices and costs in effect at the balance sheet dates under the then existing regulatory practices and with conventional equipment and operating methods. Proved developed reserves represent only those reserves estimated to be recovered through existing wells. Proved undeveloped reserves include those reserves that may be recovered from new wells on undrilled acreage or from existing wells on which a relatively major expenditure for recompletion or secondary recovery operations is required. All of the Company’s Proved Reserves were located onshore in the continental United States of America. Management has performed its impairment tests on its oil and gas properties as of December 31, 2016 and has concluded that a full impairment reserve should be provided on the costs capitalized for its oil and gas properties consisting solely of the Company’s Works Property oil and gas assets located in the Albion Consolidated Field, Edwards County, Illinois. Therefore, an impairment charge of $1,051,702 has been included in operating expenses for the year ended December 31, 2016, which reduces the carrying amount of oil and gas properties to zero as of December 31, 2016. The impairment was primarily related to property that the Company does not expect to develop.

The following table shows the estimated proved developed reserves and the proved undeveloped reserves:

Estimated Quantities of Proved Reserves

	December 31,	December 31,
	2016	2015
	Oil	Oil
	(bbls)	(bbls)
Balance, beginning of the year	209,506	234,222
Purchases of reserves in place	-	-
Revision of previous estimates	(208,295)	(19,869)
Production	(1,211)	(4,847)
Net change	-	209,506

The following table reflects the changes in estimated quantities of proved reserves:

Estimated Quantities of Proved Reserves

	December 31,	December 31,
	2016	2015
	Oil	Oil
	(bbls)	(bbls)

Proved developed reserves:	-	36,914
Proved undeveloped reserves:	-	172,592
Total proved reserves	-	209,506

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

Standardized Measure of Oil and Gas

	December 31,	December 31,
	2016	2015
Future cash inflows	$409,464	$9,069,498
Future production and development costs	(409,464)	(3,608,652)
Future income taxes	-	-
Future net cash flows	-	5,460,846
Discount of future net cash flows at 10% per annum	-	(2,688,176)
Standardized measure of discounted future net cash flows	$-	$2,772,670

Reserve estimates and future cash flows are based on the average market prices for sales of oil and gas on the first calendar day of each month during the year. The average prices used for 2016 and 2015 were $35 and $42 per barrel, respectively, for crude oil. The future cash flow could be significantly different than the amount in the above table when the oil is actually sold.

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

Changes in Standardized Measure

	December 31,	December 31,
	2016	2015
Beginning of the year	$2,772,670	$8,204,964
Sales of oil and gas produced, net of production costs	19,435	(59,959)
Purchases of minerals in place	-	-
Revision of previous quantity estimates	(2,792,105)	(5,372,335)
Net change	$-	$2,772,670

