Form 10-Q
period 2017-03-31
Eos Petro, Inc.
filed 2018-04-27
CIK 1419583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

As of March 9, 2018, the registrant had 55,496,528 outstanding shares of common stock.

EOS PETRO, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)

Current assets
Cash	$4,485	$24,762
Total current assets	4,485	24,762

Long-term deposits	65,089	54,128
Total assets	$69,574	$78,890

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,596,546	$1,501,514
Accrued expenses	1,314,957	1,221,456
Accrued officers' compensation	543,662	467,501
Accrued termination fee	5,500,000	5,500,000
Accrued structuring fee	4,000,000	4,000,000
LowCal convertible and promissory notes payable, in default	8,250,000	8,250,000
Notes payable, net of discount of $0 and $45,916	2,148,000	2,022,084
Derivative liabilities	468,689	469,267
Total current liabilities	23,821,854	23,431,822

Asset retirement obligation	104,308	101,764
Total liabilities	23,926,162	23,533,586

Commitments and contingencies

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized,
none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized 52,811,528 and 52,461,528 shares issued and outstanding	5,281	5,246
Additional paid-in capital	142,911,858	141,543,351
Accumulated deficit	(166,773,727)	(165,003,293)
Total stockholders' deficit	(23,856,588)	(23,454,696)
Total liabilities and stockholders' deficit	$69,574	$78,890

The accompanying notes are a part of the condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$-	$19,428

Costs and expenses
Lease operating expense	-	32,674
General and administrative	1,330,985	9,986,981
Total costs and expenses	1,330,985	10,019,655

Loss from operations	(1,330,985)	(10,000,227)

Other income (expense)
Interest and finance costs	(440,027)	(1,923,931)
Change in fair value of derivative liabilities	578	605,662
Total other income (expense)	(439,449)	(1,318,269)

Net loss	$(1,770,434)	$(11,318,496)

Net loss per share
- basic and diluted	$(0.03)	$(0.24)
Weighted average common shares outstanding
basic and diluted	52,670,972	48,118,981
	-

The accompanying notes are a part of the condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2017 (Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	52,461,528	$5,246	$141,543,351	$(165,003,293)	$(23,454,696)
Issuance of common stock for debt extension	150,000	15	223,485	-	223,500
Issuance of common stock for services	100,000	10	148,990	-	149,000
Issuance of common stock for cash	100,000	10	99,990	-	100,000
Fair value of vested options	-	-	896,042	-	896,042
Net loss	-	-	-	(1,770,434)	(1,770,434)
Balance, March 31, 2017, Unaudited	52,811,528	$5,281	$142,911,858	$(166,773,727)	$(23,856,588)

The accompanying notes are a part of the condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,770,434)	$(11,318,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	-	6,273
Depreciation	-	1,378
Accretion of asset retirement obligation	2,544	2,313
Amortization of debt discounts	45,916	-
Fair value of stock issued for services	149,000	-
Fair value of stock issued for debt extension	223,500	1,250,000
Fair value of stock issued for amendment of note agreement	-	300,000
Fair value of warrants issued for consulting services	-	569,395
Fair value of warrants issued for amendment of note agreement	-	188,378
Fair value of vested options	896,042	7,836,691
Sale of common shares owned by majority stockholder to affiliates at discount	-	931,060
Change in fair value of derivative liabilities	(578)	(605,662)
Change in operating assets and liabilities:
Other current assets	-	3,694
Long-term deposit	(10,961)	-
Accounts payable	95,032	227,308
Accrued expenses	173,501	214,220
Accrued compensation - officer	76,161	90,000
Net cash used in operating activities	(120,277)	(303,448)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	250,000
Proceeds from the sale of common stock	100,000	-
Repayment of notes payable	-	(20,000)
Proceeds from issuance of notes payable, related party	-	125,000
Repayment of notes payable, related party	-	(45,275)
Net cash provided by financing activities	100,000	309,725

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,277)	6,277

CASH AND CASH EQUIVALENTS, beginning of period	24,762	1,367

CASH AND CASH EQUIVALENTS, end of period	$4,485	$7,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes payable issued for accounts payable	$-	$120,000
Accrued interest and loan fee converted to note payable	$80,000	$-

The accompanying notes are a part of the condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Eos Petro, Inc. (the “Company”) was organized under the laws of the state of Nevada in 2007. On October 12, 2012, the Company (then named "Cellteck, Inc.") and Eos Global Petro, Inc. ("Eos").   As a result of the merger, Eos became a wholly-owned subsidiary of the Company. Effective May 20, 2013, the Company changed its name to Eos Petro, Inc.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2017, the Company had a stockholders’ deficit of $23,856,588, and, for the three months ended March 31, 2017, reported a net loss of $1,770,434 and had negative cash flows from operating activities of $120,277.  The Company is also in default on $8,590,000 of its convertible and promissory notes.

In addition, the Company may have become obligated to pay a $5.5 million termination fee under the "Dune Merger Agreement," as defined in Note 8 below (the "Parent Termination Fee," as more fully defined in the Dune Merger Agreement) (see Note 8) and $4 million that may be due under a structuring fee with GEM Global Yield Fund ("GEM").  Furthermore, $8,250,000 of LowCal Convertible and Promissory Notes became due on May 1, 2016 and are therefore now due and payable. Management estimates the Company's capital requirements for the next twelve months, including drilling and completing wells for the Company's oil and gas "Works Property" located in Illinois and possible acquisitions, will total approximately $2,500,000, excluding any amounts that may be due to Dune Energy, Inc. under the Dune Merger Agreement or a $4 million structuring fee that may be due to GEM. Errors may be made in predicting and reacting to relevant business trends and the Company will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies. The Company may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause the Company's business, results of operations, and financial condition to suffer. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the condensed consolidated financial statements include, but are not limited to, amortization and depletion allowances, the recoverability of the carrying amount and estimated useful lives of long-lived assets, asset retirement obligations, the valuation of equity instruments issued in connection with financing transactions and share-based compensation, and assumptions used in valuing derivative liabilities and net operating loss carryforwards. Actual results could differ from those estimates.

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

	March 31,	March 31,
	2017	2016
Options	5,750,000	5,825,000
Warrants	8,627,734	8,762,992
Convertible notes	2,000,000	2,000,000
Total	16,377,734	16,587,992

Concentrations

One customer accounted for 100% of oil sales for the three months ended March 31, 2016.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.  ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition.  Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.  The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05, all of which clarify certain implementation guidance within ASU 2014-09.    ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows.  The Company will adopt the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months.  For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows.  For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows.  ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.  Early adoption is permitted.   Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach.  The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

NOTE 2 - LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE

LowCal convertible and promissory notes payable at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

The LowCal Loan is secured by: (i) a mortgage, lien on, assignment of and security interest in and to oil and gas properties; (ii) a guaranty by the Company as a primary obligor for payment of Eos' obligations when due; and (iii) a first priority position equal to the outstanding principal balance of and accrued interest on the LowCal Loan on the first draw down by either Eos or the Company from a commitment letter entered into with a prospective investor, should the Company or Eos be in a position to draw on this facility.

As amended, the maturity dates of both the LowCal Convertible Note and the LowCal Promissory Note are May 1, 2016, and are currently in default.  The parties have agreed that, upon repayment in full of the LowCal Promissory Note, LowCal will forever release, cancel and terminate all of its mortgages and any other liens against the Company.  At March 31, 2017 and December 31, 2016, the LowCal Convertible Note is convertible at a conversion price of $2.50 per share into 2,000,000 shares of the Company’s common stock.

NOTE 3 – NOTES PAYABLE

Notes payable at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016

Secured note payable, at 18% (1)	$300,000	$300,000
Note payable at 10%, (2)	728,000	728,000
Note payable, at 2%, (3)	100,000	100,000
Notes payable at 5% to 10% (4)	200,000	200,000
Note payable at 10%, (5)	200,000	200,000
Note payable at 5%, (6)	580,000	500,000
Note payable at 2%, (7)	40,000	40,000
Total notes payable	2,148,000	2,068,000
Debt discount	-	(45,916)
	$2,148,000	$2,022,084

(1) Note payable issued in 2012 to Vatsala Sharma with interest at 18% per annum, secured by all of Eos’ assets, a mortgage on the Works oil and gas property, a 50% security interest in Nikolas Konstant’s personal residence, and his personally held shares in a non-affiliated public corporation.  As amended, the maturity date of the Sharma loan is January 15, 2017.  This note is currently in default.

(2)  Notes payable issued in 2014 ($130,000), 2015 ($453,000), and 2016 ($275,000) to Bacchus Investors, LLC, with interest at 4-10% per annum, unsecured, and due upon demand.

(3) Note payable issued in 2014 to Ridelinks, Inc., interest at 2% per annum, and unsecured.  The note was initially due March 26, 2016.  On April 14, 2017, the note was amended to extend the maturity date July 31, 2017 (see Note 9).

(4) Unsecured promissory notes, interest at 5% to 10% per annum, and due upon demand.

(5) Note payable issued in 2016, interest at 10%, and secured by certain assets.  The note was initially due December 15, 2016.  On April 11, 2017, the note was amended to extend the maturity date to July 30, 2017 (see Note 9).

(6) Note payable issued in 2016, interest at 5%, secured by certain assets of the Company, in the original principal amount of $500,000, due on June 5, 2017.  On February 6, 2017, the note was amended and a loan fee of $75,000 and accrued interest of $5,000 were added to principal.   In addition, the Company agreed to issue 150,000 shares to the note holder valued at $223,500 based on the market price of the Company’s stock on the date of the amendment.  The amendment of the note was recorded as a debt extinguishment.

(7) Note issued in 2016, with an original issue discount of $10,000, unsecured, and due November 30, 2016. The note is currently in default.

During three months ended March 31, 2017, the Company recognized amortization of debt discounts of notes issued in 2016 of $45,916.  As of March 31, 2017, the unamortized valuation discount was $0.

NOTE 4 – DERIVATIVE LIABILITIES

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

As of March 31, 2017, and December 31, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	March 31,	December 31,
	2017	2016
Exercise Price	$0.10	$0.10
Stock Price	$1.00	$1.00
Expected life of the options (Years)	2.59	2.84
Expected volatility	136%	133%
Risk-free interest rate	1.50%	0.80%
Expected dividend yield	0%	0%

Fair Value	$468,689	$469,267

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

The Company recorded an adjustment to the fair value of derivative liabilities of $578 and $605,662 for three months ended March 31, 2017 and 2016, respectively, and were valued using Level 2 inputs.

NOTE 5 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora, which is solely owned by Nikolas Konstant, the Company’s Chairman of the Board and Chief Financial Officer.  Under the consulting agreement, for the three months ended March 31, 2017 and 2016, the Company recorded compensation expense of $90,000 and $90,000, respectively.   At March 31, 2017 and December 31, 2016 and 2015, there was $403,262 and $363,601, respectively, due to Mr. Konstant, and included in the balance of accrued officers’ compensation in the accompanying consolidated balance sheet.

During the three months ended March 31, 2016, Plethora sold an aggregate of 351,515 of its shares of the Company's restricted common stock in private sales.  The proceeds from these sales of $125,000 were loaned to the Company.  Of the 351,515 shares of common stock sold by Plethora, 251,515 shares were sold to either affiliates of the Company, vendors, or individuals with whom the Company had a past business relationship.  The Company considered the provisions of Staff Accounting Bulletin ("SAB") Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, and determined that the difference between the quoted market price of the shares and the sales price to the buyers as additional compensation cost and a contribution to capital by a major related party stockholder (Plethora).  As such, the Company recorded a charge of $931,060 during the three months ended March 31, 2016 relating to the difference between the sales price and the fair market price of the shares on the date of the transaction.

NOTE 6- STOCKHOLDERS’ DEFICIT

During the three months ended March 31, 2017 the Company issued:

•100,000 shares of its common stock to a consultant valued at $149,000 based on the market price of the Company’s common stock at the date of issuance;

•150,000 shares of its common stock in connection with an extension of the maturity date of a note payable (See Note 3) valued at $223,500 based on the market price of the Company’s common stock at the date of issuance; and

•100,000 shares of its common stock for cash proceeds of $100,000.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	5,750,000	1.33	3.63	-
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2017	5,750,000	1.33	3.38	-
Exercisable, March 31, 2017	4,250,000	1.44	3.24	-

At March 31, 2017, there was no intrinsic value to the outstanding and exercisable stock options.

The following table summarizes information about options outstanding at March 31, 2017:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	4,500,000	3.79	1.00
2.50	1,250,000	1.92	2.50

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	3,000,000	3.79	1.00
2.50	1,250,000	1.92	2.50

During the three months ended March 31, 2017 and 2016, the Company recorded $896,042 and $7,836,691, respectively, of share based compensation relating to the vesting of options granted in 2016.  As of March 31, 2017, the unamortized balance related to future stock based compensation for options previously granted but not vested is $2,284,172.

Warrant Activity

A summary of warrant activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	8,627,734	2.75	2.26	450,000
Granted	-
Exercised	-
Forfeited/Canceled	-
Outstanding, March 31, 2017	8,627,734	2.75	2.01	450,000
Exercisable, March 31, 2017	8,627,734	2.75	2.01	450,000

The following tables summarize information about warrants outstanding and exercisable at March 31, 2017:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
0.10	500,000	2.59	1.00
1.00	2,175,000	1.59	1.00
2.00	1,100,000	2.56	2.00
2.50	3,207,734	2.37	2.50
3.00	50,000	2.88	3.00
4.00	75,000	1.34	4.00
6.00	20,000	0.08	6.00
7.15	1,500,000	1.28	7.15
	8,627,734

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

GEM Global Yield Fund

Pursuant to the financing commitment, dated August 31, 2011, and the Common Stock Purchase Agreement and Registration Rights Agreement, both dated as of July 11, 2013, entered into between the Company and GEM (collectively referred to as the "Commitment Agreements"), the Company was required to use commercially reasonable efforts to uplist to the NYSE, NASDAQ or AMEX stock exchange within 270 days of July 11, 2013, and then to file a registration statement covering the shares and warrants referenced in the Commitment Agreements within 30 days of uplisting. The Company further agreed to pay to GEM a structuring fee equal to $4 million, which was to be paid on the 18-month anniversary of July 11, 2013 regardless of whether the Company had drawn down from the Commitment at that time. At the Company's election, the Company may elect to pay the structuring fee in registered shares of its common stock of the Company at a per share price equal to 90% of the average closing trading price of the Company's common stock for the thirty-day period immediately prior to the 18-month anniversary of July 11, 2013. As of January 11, 2015, the 18-month anniversary date of the agreement, the Company had not met this requirement and may now become liable for payment of this structuring fee to GEM.  As of December 31, 2015, the Company has recorded an accrued structuring fee of $4 million.

NOTE 9– SUBSEQUENT EVENTS

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-Q for the period ended September 30, 2017, filed on April 27, 2018, with the Securities and Exchange Commission, which contains additional information of events subsequent to March 31, 2017.

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

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute "forward looking statements" that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of March 31, 2017. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Overview

We are focused on the acquisition, exploration, development, mining, operation and management of medium-scale oil and gas assets. Our primary activities as of March 31, 2017, have centered on organizing activities but have also included the acquisition of existing assets, evaluation of new assets to be acquired, and pre-development activities for existing assets.

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

Comparison of the three months ended March 31, 2017 to March 31, 2016

	Three Months Ended March 31,
	2017	2016
			Dollar	Percentage
	Amount	Amount	change	Change
Revenue	$-	$19,428	(19,428)	-100.0%
Lease operating expense	-	32,674	(32,674)	-100.0%
General and administrative expenses	1,330,985	9,986,981	(8,655,996)	-87.0%
Other income (expense), net	(439,449)	(1,318,269)	878,820	-66.7%
Net loss	$(1,770,434)	$(11,318,496)	9,548,062	-84.3%

Revenue

We primarily generate revenue from the operation of oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the three months ended March 31, 2016, our primary revenue came from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended March 31, 2017 and 2016 was $0 and $19,428, respectively.  The decrease in revenues for the three months ended March 31, 2017 is due to the Works Property being shut down during the first quarter of 2017.  For the three months ended March 31, 2016, we sold 710 barrels at an average price of $27 per barrel.  The Works Property restarted production in the second quarter of 2017. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended March 31, 2017 and 2016 was $0 and $32,674, respectively.  The decrease in operating expenses was due to the wells being shut down during the first quarter of 2017.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2017 and 2016 were $1,330,985 and $9,986,981, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $213,000, $12,500, and $1,037,000 in professional fees, consulting fees and compensation, respectively, for the three months ended March 31, 2017.  We recognized approximately $667,000, $1,056,000, and $8,165,000 in professional fees, consulting fees and compensation, respectively, for the three months ended March 31, 2016. The decrease in professional fees was primarily due to lower legal and accounting fees for services rendered in 2017 as compared to 2016. The decrease in compensation was due to stock option expense of $7,836,691 for the three months ended March 31, 2016 compared to $896,042 for the three months ended March 31, 2017 related to options that were granted to an officer in January 2016 and vesting through January 2018.  The decrease in consulting fees is a result of us recognizing costs of $931,060 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market during the three months ended March 31, 2016.  There was no such charge during the three months ended March 31, 2017.

Other income (expenses)

For the three months ended March 31, 2017, net other expense was $439,027, consisting of interest and finance costs of $440,027 and a gain on change in fair value of derivative liability of $578.   Interest and financing costs for the three months ended March 31, 2017 includes a charge of $223,500 for the issuance of 150,000 shares of common stock for a debt extension and a $50,000 loan modification fee related to the same debt extension. For the three months ended March 31, 2016, net other expense was $1,318,269, consisting of interest and finance costs of $1,923,931 and a gain on change in fair value of derivative liability of $605,662.   Interest and financing costs for the three months ended March 31, 2016 includes a charge of $488,378 related to the Seventh Amendment to the LowCal Agreements for the issuance of 75,000 shares of common stock, and the extension of the warrant expiration date and a charge of $1,250,000 for the value of an aggregate of 315,000 shares of common stock issued for debt extensions.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of March 31, 2017, we had cash in the amount of $4,485. At March 31, 2017, we had total liabilities of $23,926,162. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities. In addition, the Company’s independent registered public accounting firm, in its report on our December 31, 2016, financial statements, has raised substantial doubt about the company’s ability to continue as going concern.

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

To finance our operations, we have issued notes payable. At March 31, 2017, we had the following outstanding debt:

•	$8,250,000 in convertible and promissory notes payable to LowCal. These loans were due on May 1, 2016 and are currently past due and in default;

•	$2,148,000 in notes payable due to ten note holders. These notes bear interest ranging from 2% to 18% and have maturity dates through July 31, 2017.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $120,277 and $303,448 for the three months ended March 31, 2017 and 2016, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Financing Activities

Net cash provided by financing activities was $100,000 and $309,725 for the three months ended March 31, 2017 and 2016, respectively. Cash generated from financing activities for the three months ended March 31, 2017 was from selling shares of our common stock for $100,000.   Cash generated from financing activities for the three months ended March 31, 2016 was primarily from issuing promissory notes to related and unrelated parties totaling of $375,000 offset by repayment of related party promissory notes and notes payable of $65,275.

Critical Accounting Policies

We believe the following accounting policies to be critical to the estimates used in the preparation of our financial statements.

Use of Estimates

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates reflected in the condensed consolidated financial statements include, but are not limited to, amortization and depletion allowances, the recoverability of the carrying amount and estimated useful lives of long-lived assets, asset retirement obligations, the valuation of equity instruments issued in connection with financing transactions and share-based compensation, and assumptions used in valuing derivative liabilities and net operating loss carryforwards.  Actual results could differ from those estimates

Share-Based Compensation

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

See Note 1 to the consolidated financial statements included elsewhere in this Form 10Q.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were ineffective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of March 31, 2017, our management concluded that our internal controls over financial reporting were ineffective as of March 31, 2017. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses relate to the following:

•Lack of an independent audit committee;

•Lack of formal approval policies by the Board of Directors;

•Lack of adequate oversight over individuals responsible for certain key control activities;

•Insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of risks and complexities of its business operations;

•An insufficient number of personnel with an appropriate level of GAAP knowledge and experience or training in the application of GAAP commensurate with the Company’s financial reporting requirements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which to our knowledge have not materially changed.  Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In January 2017, the Company issued 100,000 shares of common stock to investors for cash.

In February 2017, the Company issued 100,000 shares of common stock to a consultant for services rendered.

In February 2017, the Company issued 150,000 shares of common stock to an investor in connection with the extension of the maturity date of a note payable.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

The Company is currently in default of the LowCal notes totaling $8,250,000 and $340,000 of notes payable.

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

EOS PETRO, INC. a Nevada corporation

Date: April 27, 2018	By:	/s/ MARTIN B. ORING
Martin B. Oring
Chief Executive Officer

Date: April 27, 2018	By:	/s/ NIKOLAS KONSTANT
Nikolas Konstant
Chairman of the Board and Chief Financial Officer