Form 10-Q
period 2017-06-30
Eos Petro, Inc.
filed 2018-04-27
CIK 1419583

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 000-53246

EOS PETRO, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	980550353 (I.R.S. Employer Identification No.)

1999 Avenue of the Stars, Suite 2520 Los Angeles, California (Address of principal executive offices)	90067 (Zip code)

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

EOS PETRO, INC. TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash	$2	$24,762
Accounts receivable	8,505	-
Total current assets	8,507	24,762

Long-term deposits	65,089	54,128
Total assets	$73,596	$78,890

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,544,179	$1,501,514
Accrued expenses	1,518,479	1,221,456
Accrued officers' compensation	614,196	467,501
Accrued termination fee	5,500,000	5,500,000
Accrued structuring fee	4,000,000	4,000,000
LowCal convertible and promissory notes payable, in default	8,250,000	8,250,000
Notes payable, net of discount of $0 and $45,916	2,360,500	2,022,084
Derivative liabilities	-	469,267
Total current liabilities	23,787,354	23,431,822

Asset retirement obligation	106,852	101,764
Total liabilities	23,894,206	23,533,586

Commitments and contingencies	-	-

Stockholders' deficit
Series B Preferred stock: $0.0001 par value; 44,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $0.0001 par value; 300,000,000 shares authorized 55,296,528 and 52,461,528 shares issued and outstanding	5,530	5,246
Additional paid-in capital	146,599,758	141,543,351
Accumulated deficit	(170,425,898)	(165,003,293)
Total stockholders' deficit	(23,820,610)	(23,454,696)
Total liabilities and stockholders' deficit	$73,596	$78,890
The accompanying notes are a part of the condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Oil and gas sales	$20,970	$17,091	$20,970	$36,519

Costs and expenses
Lease operating expense	5,905	9,655	5,905	42,329
General and administrative	3,262,871	3,726,252	4,593,856	13,713,233
Total costs and expenses	3,268,776	3,735,907	4,599,761	13,755,562

Loss from operations	(3,247,806)	(3,718,816)	(4,578,791)	(13,719,043)

Other income (expense)
Interest and finance costs	(404,365)	(1,515,304)	(844,392)	(3,439,235)
Change in fair value of derivative liabilities	-	4,500,103	578	5,105,765
Total other income (expense)	(404,365)	2,984,799	(843,814)	1,666,530

Net loss	$(3,652,171)	$(734,017)	$(5,422,605)	$(12,052,513)

Net loss per share: basic and diluted	$(0.07)	$(0.02)	$(0.10)	$(0.25)
Weighted average common shares outstanding: basic and diluted	54,253,231	48,631,069	53,466,473	48,375,025
The accompanying notes are a part of the condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders' Deficit
For the Six Months Ended June 30, 2017 (unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2017	52,461,528	$ 5,246	$ 141,543,351	$ (165,003,293)	$ (23,454,696)
Fair value of stock for debt modification	385,000	39	458,461	-	458,500
Fair value of stock for services	2,350,000	235	2,398,765	-	2,399,000
Issuance of common stock for cash	100,000	10	99,990	-	100,000
Fair value of vested options	-	-	1,630,502	-	1,630,502
Extinguishment of derivative liability	-	-	468,689	-	468,689
Net loss	-	-	-	(5,422,605)	(5,422,605)
Balance, June 30, 2017 (unaudited)	55,296,528	$ 5,530	$ 146,599,758	$ (170,425,898)	$ (23,820,610)
The accompanying notes are a part of the condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(5,422,605)	$(12,052,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion	-	10,709
Depreciation	-	2,214
Accretion of asset retirement obligation	5,088	4,626
Amortization of debt discounts	45,916	70,387
Financing costs related to stock and warrants issued with notes payable	-	1,277,987
Fair value of stock issued for services	2,399,000	175,000
Fair value of stock issued for debt modification	458,500	1,250,000
Fair value of stock issued for amendment of note agreement	-	300,000
Fair value of warrants issued for consulting services	-	1,164,738
Fair value of warrants issued for amendment of note agreement	-	188,378
Fair value of vested options	1,630,502	10,040,072
Fair value related to change in stock option terms	-	93,714
Sale of common shares owned by majority stockholder to affiliates at discount	-	931,060
Change in fair value of derivative liabilities	(578)	(5,105,765)
Change in operating assets and liabilities:
Accounts receivable	(8,505)	12,878
Long-term deposit	(10,961)	-
Accounts payable	98,665	751,183
Accrued expenses	377,023	387,817
Accrued officers' compensation	146,695	180,000
Net cash used in operating activities	(281,260)	(317,515)

Cash flows from financing activities:
Proceeds from issuance of notes payable	156,500	456,810
Proceeds from the sale of common stock	100,000	-
Repayment of notes payable		(120,000)
Proceeds from issuance of notes payable, related party	-	125,000
Repayment of notes payable, related party	-	(76,625)
Net cash provided by financing activities	256,500	385,185

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,760)	67,670

CASH AND CASH EQUIVALENTS, beginning of period	24,762	1,367

CASH AND CASH EQUIVALENTS, end of period	$2	$69,037

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES:

Notes payable issued for accounts payable	$56,000	$288,190
Accrued interest and loan fee converted to note payable	$80,000	$-
Discount on notes payable	$-	$275,000
Extinguishment of derivative liability	$468,689	$-
The accompanying notes are a part of the condensed consolidated financial statements.

Eos Petro, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

For the Six months Ended June 30, 2017 and 2016

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2017, the Company had a stockholders’ deficit of $23,820,610, and, for the six months ended June 30, 2017, reported a net loss of $5,422,605 and had negative cash flows from operating activities of $281,260.  The Company is also in default on $9,082,500 of its convertible and promissory notes.

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

	June 30,	June 30,
	2017	2016
Options	5,750,000	5,825,000
Warrants	8,607,734	9,279,992
Convertible notes	2,000,000	2,000,000
Total	16,357,734	17,104,992

Concentrations

One customer accounted for 100% of oil sales for the six months ended June 30, 2017 and 2016.

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

NOTE 2 - LOWCAL CONVERTIBLE AND PROMISSORY NOTES PAYABLE

LowCal convertible and promissory notes payable at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
LowCal Convertible Note	$5,000,000	$5,000,000
LowCal Promissory Note	3,250,000	3,250,000
Total	$8,250,000	$8,250,000

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

As amended, the maturity dates of both the LowCal Loan and the Second LowCal Note are May 1, 2016, and are currently in default.

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

NOTE 3 – NOTES PAYABLE

Notes payable at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016

Secured note payable, at 18% (1) – in default	$300,000	$300,000
Note payable at 10%, (2)	748,000	728,000
Note payable, at 2%, (3) – in default	100,000	100,000
Notes payable at 5% to 10% (4)	200,000	200,000
Note payable at 10%, (5) – in default	200,000	200,000
Note payable at 5%, (6)	580,000	500,000
Note payable at 2%, (7) – in default	40,000	40,000
Note payable at 3%, (8) – in default	192,500	-
Total notes payable	2,360,500	2,068,000
Debt discount	-	(45,916)
	$2,360,500	$2,022,084

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

(2)  Notes payable issued in 2014 ($130,000), 2015 ($453,000), 2016 ($275,000) and 2017 ($20,000) to Bacchus Investors, LLC, with interest at 4-10% per annum, unsecured, and due upon demand.

(3) Note payable issued in 2014 to Ridelinks, Inc., interest at 2% per annum, and unsecured.  The note was initially due March 26, 2016.   On April 14, 2017, this note was amended to extend the maturity date to July 31, 2017.  As consideration for the extension the Company agreed to issue the lender 35,000 shares of the Company’s common stock valued at $35,000 based on the market price of the Company’s stock on the date of the amendment.  The amendment to the note will be recorded as a debt extinguishment.  This note is currently in default.

(4) Unsecured promissory notes, interest at 5% to 10% per annum, and due upon demand.

(5) Note payable issued in 2016, interest at 10%, and secured by certain assets.  The note was initially due December 15, 2016.  On April 11, 2017, this note was amended to extend the maturity date to July 30, 2017.  As consideration for the extension the Company agreed to issue the lender 200,000 shares of the Company’s common stock valued at $200,000 based on the market price of the Company’s stock on the date of the amendment and to pay a $25,000 loan extension fee.  The amendment will be recorded as a debt extinguishment.   This note is currently in default.

(6) Note payable issued in 2016, interest at 5%, secured by certain assets of the Company, in the original principal amount of $500,000, due on June 5, 2017.  On February 6, 2017, the note was amended and a loan fee of $75,000 and accrued interest of $5,000 were added to principal.  In addition, the Company agreed to issue 150,000 shares to the note holder valued at $223,500 based on the market price of the Company’s stock on the date of the amendment.  On September 7, 2017, the note was amended again to extend the maturity date to October 31, 2017 (see Note 9).

(7) Note payable issued in 2016, with an original issue discount of $10,000, unsecured, and due November 30, 2016. The note is currently in default.

(8) Note payable issued in 2017, unsecured, interest at 3% and due on April 21, 2017.  This note contained a loan origination fee of $20,000.  This note is currently in default.

During six months ended June 30, 2017, the Company recognized amortization of debt discounts of notes issued in 2016 of $45,916.  As of June 30, 2017, the unamortized valuation discount was $0.

NOTE 4 – DERIVATIVE LIABILITIES

Under authoritative guidance used by the FASB on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, instruments which do not have fixed settlement provisions are deemed to be derivative instruments.   On November 1, 2016, the Company issued a warrant to purchase an aggregate of 500,000 shares of the Company’s common stock to an investor in connection with a note payable. The exercise price of the warrant is equal to 85% of the price per shares of common stock sold by the Company in a future offering of at least $1,000,000. If no such offering occurs within six months then the exercise price will be $0.10 per shares. Since the exercise price of the warrant is a percentage of a future offering price, the Company determined that the warrant met the definition of a derivative and is to be re-measured at the end of each reporting period with the change in fair value reported in the statement of operations. On April 1, 2017, the exercise price of the warrant became a fixed amount at $0.10 per shares. As a result of the exercise price no longer being variable, these warrants are no longer considered derivative liabilities, and the fair value of the warrants of $468,689 was reclassified to additional paid-in capital.

As of April 1, 2017 and December 31, 2016, the derivative liabilities were valued using a probability weighted average Black-Scholes-Merton pricing model with the following assumptions:

	April 1,	December 31,
	2017	2016
Exercise Price	$0.10	$0.10
Stock Price	$1.00	$1.00
Expected life of the options (Years)	2.59	2.84
Expected volatility	136%	133%
Risk-free interest rate	1.50%	0.80%
Expected dividend yield	0%	0%

Fair Value	$468,689	$469,267

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

The Company recorded an adjustment to the fair value of derivative liabilities of $578 and $5,105,765 for six months ended June 30, 2017 and 2016, respectively, and were valued using Level 2 inputs.

NOTE 5 - RELATED PARTY TRANSACTIONS

Plethora Enterprises, LLC

The Company has a consulting agreement with Plethora, which is solely owned by Nikolas Konstant, the Company’s Chairman of the Board and Chief Financial Officer.  Under the consulting agreement, for the six months ended June 30, 2017 and 2016, the Company recorded compensation expense of $180,000 and $180,000, respectively.   At June 30, 2017 and December 31, 2016, there was $436,297 and $363,601, respectively, due to Mr. Konstant, and included in the balance of accrued officers’ compensation in the accompanying consolidated balance sheet.

During the six months ended June 30, 2017, the Company issued 1,500,000 shares of common stock to Plethora for services rendered.  The value of the shares was $1,500,000 based on the market price of the Company’s common stock at the date of issuance.

During the six months ended June 30, 2016, Plethora sold an aggregate of 351,515 of its shares of the Company's restricted common stock in private sales.  The proceeds from these sales of $125,000 were loaned to the Company.  Of the 351,515 shares of common stock sold by Plethora, 251,515 shares were sold to either affiliates of the Company, vendors, or individuals with whom the Company had a past business relationship.  The Company considered the provisions of Staff Accounting Bulletin ("SAB") Topic 5T, Accounting for Expenses or Liabilities Paid by Principal Stockholders, and determined that the difference between the quoted market price of the shares and the sales price to the buyers as additional compensation cost and a contribution to capital by a major related party stockholder (Plethora).  As such, the Company recorded a charge of $931,060 during the six months ended June 30, 2016 relating to the difference between the sales price and the fair market price of the shares on the date of the transaction.

NOTE 6- STOCKHOLDERS’ DEFICIT

During the six months ended June 30, 2017 the Company issued:

•1,500,000shares of its common stock to a related party (See Note 5) valued at $1,500,000 based on the market price of the Company’s common stock at the date of issuance;

•850,000 shares of its common stock to two consultants valued at $899,000 based on the market price of the Company’s common stock at the date of issuance;

•385,000 shares of its common stock in connection with an extension of the maturity date of a note payable (See Note 3) valued at $458,500 based on the market price of the Company’s common stock at the date of issuance; and

•100,000 shares of its common stock for cash proceeds of $100,000.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Option Activity

A summary of the option activity is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	5,750,000	1.33	3.63	-
Granted	-	-
Exercised	-
Forfeited/Canceled	-
Outstanding, June 30, 2017	5,750,000	1.33	3.13	-
Exercisable, June 30, 2017	4,250,000	1.44	2.99	-

At June 30, 2017, there was no intrinsic value to the outstanding and exercisable stock options.

The following table summarizes information about options outstanding at June 30, 2017:

Options Outstanding
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	4,500,000	3.54	1.00
2.50	1,250,000	1.67	2.50

Options Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
1.00	3,000,000	3.54	1.00
2.50	1,250,000	1.67	2.50

During the six months ended June 30, 2017 and 2016, the Company recorded $1,630,502 and $10,040,072, respectively, of share based compensation relating to the vesting of options granted in 2016.  As of June 30, 2017, the unamortized balance related to future stock based compensation for options previously granted but not vested is $1,549,711.

Warrant Activity

A summary of warrant activity is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price ($)	Life (in years)	Value ($)
Outstanding, December 31, 2016	8,627,734	2.75	2.26	450,000
Granted	-	-
Exercised	-
Forfeited/Canceled	(20,000)
Outstanding, June 30, 2017	8,607,734	2.74	1.77	350,000
Exercisable, June 30, 2017	8,627,734	2.74	1.77	350,000

The following tables summarize information about warrants outstanding and exercisable at June 30, 2017:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number of	Remaining	Exercise
Price ($)	Shares	Life (Years)	Price ($)
0.10	500,000	2.34	1.00
1.00	2,175,000	1.34	1.00
2.00	1,100,000	2.31	2.00
2.50	3,207,734	2.13	2.50
3.00	50,000	2.63	3.00
4.00	75,000	1.09	4.00
7.15	1,500,000	1.03	7.15
	8,607,734

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

NOTE 9– SUBSEQUENT EVENTS

These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-Q for the period ended September 30, 2017, filed on April 27, 2018, with the Securities and Exchange Commission, which contains additional information of events subsequent to June 30, 2017.

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

This Report contains projections, expectations, beliefs, plans, objectives, assumptions, descriptions of future events or performances and other similar statements that constitute "forward looking statements" that involve risks and uncertainties, many of which are beyond our control. These statements are often, but not always, made through the use of words or phrases such as "may," "should," "could," "predict," "potential," "believe," "will likely result," "expect," "will continue," "anticipate," "seek," "estimate," "intend," "plan," "projection," "would" and "outlook," and similar expressions. All statements, other than statements of historical facts, included in this Report regarding our expectations, objectives, assumptions, strategy, future operations, financial position, estimated revenue or losses, projected costs, prospects and plans and objectives of management are forward-looking statements. All forward-looking statements speak only as of June 30, 2017. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in this Report. Important factors that may cause actual results to differ from projections include, but are not limited to, for example: adverse economic conditions, inability to raise sufficient additional capital to operate our business, delays, cancellations or cost overruns involving the development or construction of oil wells, the vulnerability of our oil-producing assets to adverse meteorological and atmospheric conditions, unexpected costs, lower than expected sales and revenues, and operating defects, adverse results of any legal proceedings, the volatility of our operating results and financial condition, inability to attract or retain qualified senior management personnel, expiration of certain governmental tax and economic incentives, and other specific risks that may be referred to in this Report. It is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Comparison of the three months ended June 30, 2017 to June 30, 2016

	Three Months Ended June 30,
	2017	2016
			Dollar	Percentage
	Amount	Amount	change	Change
Revenue	$20,970	$17,091	3,879	22.7%
Lease operating expense	5,905	9,655	(3,750)	-38.8%
General and administrative expenses	3,262,871	3,726,252	(463,381)	-12.4%
Other income (expense), net	(404,365)	2,984,799	(3,389,164)	-113.5%
Net loss	$(3,652,171)	$(734,017)	(2,918,154)	397.6%

Revenue

We primarily generate revenue from the operation of oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the three months ended June 30, 2017 and 2016, our primary revenue came from one source, the Works Property, located in Southern Illinois. Revenue for the three months ended June 30, 2017 and 2016 was $20,970 and $17,091, respectively.  The increase in revenues for the three months ended June 30, 2017 is due to an increase in the number of barrels sold and an increase in the price per barrels sold.  For the three months ended June 30, 2017, we sold 522 barrels at an average price of $40 per barrel and for the three months ended June 30, 2016, we sold 501 barrels at an average price of $34 per barrel. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the three months ended June 30, 2017 and 2016 was $5,905 and $9,655, respectively.  The decrease in operating expenses was due to the wells being shut down during the second quarter of 2017 during which time we did not incur any operating costs.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2017 and 2016 were $3,262,871 and $3,726,252, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $57,000, $750,000, and $2,375,000 in professional fees, consulting fees and compensation, respectively, for the three months ended June 30, 2017.  We recognized approximately $515,000 $670,000, and $2,452,000 in professional fees, consulting fees and compensation, respectively, for the three months ended June 30, 2016. The decrease in professional fees was primarily due to lower legal and accounting fees for services rendered in 2017 as compared to 2016. The decrease in compensation was due to stock option expense of $2,203,381 for the three months ended June 30, 2016 compared to $734,460 for the three months ended June 30, 2017 related to options that were granted to an officer in January 2016 and vesting through January 2018 offset by common stock valued at $1,500,000 issued to an officer for services rendered during the three months ended June 30, 2017.  There was no such issuance during the three months ended June 30, 2016.  The decrease in consulting fees is a result of us recognizing costs of $931,060 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market during the three months ended June 30, 2016 offset by common stock valued at $750,000 issued to a consultant rendered during the three months ended June 30, 2017.

Other income (expenses)

For the three months ended June 30, 2017, net other expense was $404,365, consisting of interest and finance costs of $404,365.   Interest and financing costs for the three months ended June 30, 2017 includes a charge of $235,000 for the issuance of 235,000 shares of common stock for debt extensions and a $25,000 loan modification fee related to the same debt extensions. For the three months ended June 30, 2016, net other income was $2,984,799, consisting of interest and finance costs of $1,515,304 and a gain on change in fair value of derivative liability of $4,500,103.   Interest and financing costs for the three months ended June 30, 2016 includes a charge to earnings of $1,277,987 related to common stock and warrants being issued with notes payable financing agreements.

Comparison of the six months ended June 30, 2017 to June 30, 2016

	Six Months Ended June 30,
	2017	2016
			Dollar	Percentage
	Amount	Amount	change	Change
Revenue	$20,970	$36,519	(15,549)	-42.6%
Lease operating expense	5,905	42,329	(36,424)	-86.0%
General and administrative expenses	4,593,856	13,713,233	(9,119,377)	-66.5%
Other income (expense), net	(843,814)	1,666,530	(2,510,344)	-150.6%
Net loss	$(5,422,605)	$(12,052,513)	6,629,908	-55.0%

Revenue

We primarily generate revenue from the operation of oil and gas properties that we own or lease and the sale of hydrocarbons delivered to a customer when that customer has taken title. For the six months ended June 30, 2017 and 2016, our primary revenue came from one source, the Works Property, located in Southern Illinois. Revenue for the six months ended June 30, 2017 and 2016 was $20,970 and $36,519, respectively.  The decrease in revenues for the six months ended June 30, 2017 is due to a decrease in the number of barrels sold offset by an increase in the price per barrels sold.  For the six months ended June 30, 2017, we sold 522 barrels at an average price of $40 per barrel and for the six months ended June 30, 2016, we sold 1,211 barrels at an average price of $30 per barrel.  The decrease in barrels produced was due to the Works Property being shut down during the first quarter and part of the second quarter of 2017.  The Works Property restarted production in the second quarter of 2017. As disclosed below, our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund our business activities.

Lease operating expenses

Lease operating expenses for oil and gas assets were primarily made up of the Works Property. Lease operating expenses for the six months ended June 30, 2017 and 2016 was $5,905 and $42,329, respectively.  The decrease in operating expenses was due to the wells being shut down during the first quarter and part of the second quarter of 2017 during which time we did not incur any operating costs.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2017 and 2016 were $4,593,856 and $13,713,233, respectively. Our general and administrative expenses have primarily been made up of professional fees (legal and accounting services) required for our organizing activities, acquisition agreements and development agreements. We recognized approximately $270,000, $763,000, and $3,412,000 in professional fees, consulting fees and compensation, respectively, for the six months ended June 30, 2017.  We recognized approximately $1,182,000 $1,727,000, and $10,617,000 in professional fees, consulting fees and compensation, respectively, for the six months ended June 30, 2016. The decrease in professional fees was primarily due to lower legal and accounting fees for services rendered in 2017 as compared to 2016. The decrease in compensation was due to stock option expense of $10,040,072 for the six months ended June 30, 2016 compared to $1,630,502 for the six months ended June 30, 2017 related to options that were granted to an officer in January 2016 and vesting through January 2018 offset by common stock valued at $1,500,000 issued to an officer for services rendered during the six months ended June 30, 2017.  There was no such issuance during the six months ended June 30, 2016.  The decrease in consulting fees is a result of us recognizing costs of $931,060 due to our majority stockholder selling shares of common stock to entities with which we have current business relationships at a significant discount to market during the six months ended June 30, 2016.  There was no such charge during the six months ended June 30, 2017.

Other income (expenses)

For the six months ended June 30, 2017, net other expense was $843,814, consisting of interest and finance costs of $844,392 and a gain on change in fair value of derivative liability of $578.   Interest and financing costs for the six months ended June 30, 2017 includes a charge of $458,500 for the issuance of 385,000 shares of common stock for debt extensions and a $75,000 loan modification fee related to the same debt extensions. For the six months ended June 30, 2016, net other income was $1,666,530, consisting of interest and finance costs of $3,439,235 and a gain on change in fair value of derivative liability of $5,105,765.   Interest and financing costs for the six months ended June 30, 2016 includes i) a charge of $488,378 related to the Seventh Amendment to the LowCal Agreements for the issuance of 75,000 shares of common stock, and the extension of the warrant expiration date; ii) a charge of $1,250,000 for the value of an aggregate of 315,000 shares of common stock issued for debt extensions; and iii) a charge to earnings of $1,277,987 related to common stock and warrants being issued with notes payable financing agreements.

Liquidity and Capital Resources

Since our inception, we have financed operations through consulting and service agreements with limited cash requirements, made up of stock compensation and various debt instruments as more fully described in Stock Based Compensation, Commitments and Contingencies, Material Agreements and Related Party Transactions. Our business calls for significant expenses in connection with the operation and acquisition of oil and gas related projects. In order to maintain our corporate operations and to significantly expand our operations and corresponding revenue from our Works Property, we must raise a significant amount of working capital and capital to fund improvements to the Works Property. As of June 30, 2017, we had cash in the amount of $2. At June 30, 2017, we had total liabilities of $23,894,206. Our current financial resources are not sufficient to allow us to meet the anticipated costs of our business plan for the next 12 months and we will require additional financing in order to fund these activities. In addition, our independent registered public accounting firm, in its report on our December 31, 2016 financial statements, has raised substantial doubt about our ability to continue as a going concern.

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

To finance our operations, we have issued notes payable. At June 30, 2017, we had the following outstanding debt:

•	$8,250,000 in convertible and promissory notes payable to LowCal. These loans were due on May 1, 2016 and are currently past due and in default;

•	$2,360,500 in notes payable due to ten note holders. These notes bear interest ranging from 2% to 18% and have maturity dates through October 31, 2017.

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

Cash Flows

Operating Activities

Net cash used in operating activities was $281,260 and $317,515 for the six months ended June 30, 2017 and 2016, respectively. The net cash used in operating activities was primarily due to the costs incurred with the organizing activities more fully described above.

Financing Activities

Net cash provided by financing activities was $256,500 and $385,185 for the six months ended June 30, 2017 and 2016, respectively. Cash generated from financing activities for the six months ended June 30, 2017 was from selling shares of our common stock for $100,000 and proceeds from the issuance of promissory notes of $156,500.   Cash generated from financing activities for the six months ended June 30, 2016 was primarily from issuing promissory notes to related and unrelated parties totaling of $581,810 offset by repayment of related party promissory notes and notes payable of $196,625.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were ineffective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017, based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2017, our management concluded that our internal controls over financial reporting were ineffective as of June 30, 2017. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2017, the Company issued 1,500,000 shares of common stock to a company owned by our Chairman of the Board and Chief Financial Officer for services rendered.

In May 2017, the Company issued 750,000 shares of common stock to a consultant for services rendered.

In April 2017, the Company issued 235,000 shares of common stock to investors in connection with the extensions of the maturity date of notes payable.

The above shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3.  Defaults Upon Senior Securities

The Company is currently in default of the LowCal notes totaling $8,250,000 and $832,500 of notes payable.

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